Form 10QSB
period 2007-06-30
Drayton Harbor Resources Inc.
filed 2007-09-10
CIK 1373761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to_________

Commission File Number 333-137520

DRAYTON HARBOR RESOURCES, INC. (Exact name of registrant as specified in its charter)

Nevada	98-0501477
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

502 East John Street, Carson City, Nevada, 89706 (Address of principal executive offices) Registrant’s telephone number: 702-973-1583

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No_X_

Number of shares outstanding of the registrant’s class of common stock as of March 31, 2007: 7,500,000

Authorized share capital of the registrant: 100,000,000 shares of common stock, par value $0.001 per share

The Company recorded US $nil revenue for the quarter ended March 31, 2007.

CERTAIN DEFINITIONS

Below is a list of mining terms common in our industry, and used in this Quarterly Report.

Archean. Of or belonging to the earlier of the two divisions of Precambrian time, from approximately 3.8 to 2.5 billion years ago, marked by an atmosphere with little free oxygen, the formation of the first rocks and oceans, and the development of unicellular life. Of or relating to the oldest known rocks, those of the Precambrian Eon, that are predominantly igneous in composition.

Assaying. Laboratory examination that determines the content or proportion of a specific metal (ie: gold) contained within a sample. Technique usually involves firing/smelting.

Conglomerate. A coarse-grained clastic sedimentary rock, composed of rounded to subangular fragments larger than 2 mm in diameter (granules, pebbles, cobbles, boulders) set in a fine-grained matrix of sand or silt, and commonly cemented by calcium carbonate, iron oxide, silica, or hardened clay; the consolidated equivalent of gravel. The rock or mineral fragments may be of varied composition and range widely in size, and are usually rounded and smoothed from transportation by water or from wave action.

Cratons. Parts of the Earth's crust that have attained stability, and have been little deformed for a prolonged period.

Development Stage. A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

Dolomite Beds. Dolomite beds are associated and interbedded with limestone, commonly representing postdepositional replacement of limestone.

Doré. Unrefined gold bullion bars containing various impurities such as silver, copper and mercury, which will be further refined to near pure gold.

Dyke or Dike. A tabular igneous intrusion that cuts across the bedding or foliation of the country rock.

Exploration Stage. An “exploration stage” prospect is one which is not in either the development or production stage.

Fault. A break in the continuity of a body of rock. It is accompanied by a movement on one side of the break or the other so that what were once parts of one continuous rock stratum or vein are now separated. The amount of displacement of the parts may range from a few inches to thousands of feet.

Feldspathic. Said of a rock or other mineral aggregate containing feldspar.

Fold. A curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage

Foliation. A general term for a planar arrangement of textural or structural features in any type of rock; esp., the planar structure that results from flattening of the constituent grains of a metamorphic rock.

Formation. A distinct layer of sedimentary rock of similar composition.

Gabbro. A group of dark-colored, basic intrusive igneous rocks composed principally of basic plagioclase (commonly labradorite or bytownite) and clinopyroxene (augite), with or without olivine and orthopyroxene; also, any member of that group. It is the approximate intrusive equivalent of basalt. Apatite and magnetite or ilmenite are common accessory minerals.

Geochemistry. The study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere.

Geophysicist. One who studies the earth; in particular the physics of the solid earth, the atmosphere and the earth’s magnetosphere.

Geotechnical. The study of ground stability.

Gneiss. A foliated rock formed by regional metamorphism, in which bands or lens-shaped strata or bodies of rock of granular minerals alternate with bands or lens-shaped strata or bodies or rock in which minerals having flaky or elongate prismatic habits predominate.

Granitic. Pertaining to or composed of granite.

Heap Leach. A mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed that dissolve metals such as gold and copper; the solutions containing the metals are then collected and treated to recover the metals.

Intrusions. Masses of igneous rock that, while molten, were forced into or between other rocks.

Kimberlite. A blue/gray igneous rock that contains olivine, serpentine, calcite and silica and is the principal original environment of diamonds.

Lamproite. Dark-colored igneous rocks rich in potassium and magnesium.

Lithospere. The solid outer portion of the Earth.

Mantle. The zone of the Earth below the crust and above the core.

Mapped or Geological. The recording of geologic information such as the distribution and nature of rock. Mapping. Units and the occurrence of structural features, mineral deposits, and fossil localities. Metavolcanic. Said of partly metamorphosed volcanic rock.

Migmatite. A composite rock composed of igneous or igneous-appearing and/or metamorphic materials that are generally distinguishable megascopically.

Mineral. A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

Mineralization. A natural occurrence in rocks or soil of one or more metal yielding minerals.

Mineralized Material. The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Mining. Mining is the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

Outcrop. That part of a geologic formation or structure that appears at the surface of the earth.

Pipes. Vertical conduits.

Plagioclase. Any of a group of feldspars containing a mixture of sodium and calcium feldspars, distinguished by their extinction angles.

Probable Reserve. The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Production Stage. A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

Proterozoic. Of or relating to the later of the two divisions of Precambrian time, from approximately 2.5 billion to 570 million years ago, marked by the buildup of oxygen and the appearance of the first multicellular eukaryotic life forms.

Reserve. The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

Sedimentary. Formed by the deposition of sediment.

Shear. A form of strain resulting from stresses that cause or tend to cause contiguous parts of a body of rock to slide relatively to each other in a direction parallel to their plane of contact.

Sill. A concordant sheet of igneous rock lying nearly horizontal. A sill may become a dike or vice versa.

Strike. The direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal.

Strip. To remove overburden in order to expose ore.

Till. Generally unconsolidated matter, deposited directly by and underneath a glacier without subsequent reworking by meltwater, and consisting of a mixture of clay, silt, sand, gravel, and boulders ranging widely in size and shape.

Unconformably. Not succeeding the underlying rocks in immediate order of age or not fitting together with them as parts of a continuous whole.

Vein. A thin, sheet like crosscutting body of hydrothermal mineralization, principally quartz.

Wall Rock. The rock adjacent to a vein.

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

DRAYTON HARBOR RESOURCES, INC. (An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS
MARCH 31, 2007

Page
Financial Statements:	F-1
Report of Independent Accounting Firm	F-2
Balance Sheets	F-3
Income Statement	F-4
Statements of Stockholders’ Equity	F-5
Statement of Cash Flow	F-6
Notes to Interim Financial Statements	F-7 to F-11

The accompanying notes are an integral part of these financial statements.

MOORE & ASSOCIATES, CHARTERED

      ACCOUNTANTS AND ADVISORS
                 PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors Drayton Harbor Resources Inc

We have reviewed the accompanying balance sheet of Drayton Harbor Resources Inc as of March 31, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Drayton Harbor Resources Inc

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The financial statements do not include any adjustments that might result from any uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered Las Vegas, Nevada August 8, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEET
(In US Dollars)

	(Unaudited)
	March 31	December 31

	2007	2006

ASSETS
Current Assets
Cash	0	0
Total Current Assets	0	0

Fixed Assets	0	0

Total Assets	0	0

LIABILITIES
Current Liabilities
Directors Loan	855	855
Total Current Liabilities	855	855

Long term Liabilities	0	0

Total Liabilities	855	855

EQUITY
100,000,000 shares
authorized with a par
value of $0.001 per
share
7,500,000 shares issued
and outstanding as of
March 31, 2007	7,500	7,500
Additional Paid-in
Capital	7,500	7,500
Retained Earnings
(Loss)	(15,855)	(15,855)

Total Stockholders
Equity	(855)	(855)
TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY	0	0

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
INCOME STATEMENT
(In US Dollars)

		From inception
	For the year ended	(June 8, 2006) to
	March 31, 2007	March 31, 2007

Revenue	0	0

Expenses
Recognition of an
Impairment Loss
(Mineral Claims)	15,000	15,000
Accounting & Legal Fees	0	0
Incorporation	855	855

Total Expenses	15,855	15,855

Net Income (Loss)	(15,855)	(15,855)

Basic & Diluted (Loss) per
Share	(0.002)	(0.002)

Weighted Average Number of Shares	7,500,000	7,500,000

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDER’S EQUITY
From Inception (June 8, 2006) to March 31, 2007
(In US Dollars)

	Common	Amount	Paid In	Deficit	Total Equity
	Stock		Capital	Accumulated
	Shares			During
				Development Stage

Shares issued	7,500,000	7,500	7,500		15,000
to founders for
cash, December
31, 2006

Net (Loss) for				(15,855)	(15,855)
period

Balance, March	7,500,000	7,500	7,500	(15,855)	(855)
31, 2007

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(In US Dollars)

	For the year	From inception
	ended	(June 8, 2006) to
	March 31, 2007	March 31, 2007

Cash Flow From Operating Activities
Net Income (Loss)	(15,855)	(15,855)
Recognition of an Impairment Loss
(Mineral Claims)	15,000	15,000
Accounta Payable		855
Directors Loan	855
Net Cash used by Operating Activities	0	0

Cash Flow From Investing Activities
Purchase of Mineral Claim	(15,000)	(15,000)
Net Cash used by Investing Activities	(15,000)	(15,000)

Cash Flow from Financing Activities
Issuance of 7,500,000 Founders Shares @ $0.002
Per Share	15,000	15,000
Net Cash provided from Financial Activities	15,000	15,000

Cash at Beginning of Period	0	0
Cash at end of Period	0	0

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC. (An Exploration Stage Company) NOTES TO THE FINANCIAL STATEMENTS (In US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Drayton Harbor Resources, Inc. (“Drayton Harbor” or the “Company”) was organized under the laws of the State of Nevada on June 08, 2006 to explore mineral properties in North America.

Drayton Harbor was formed to engage in the exploration of mineral properties for gold and copper. The Company has staked a prospect that contains 1 mining claim located approximately 120 km northwest of Vancouver, British Columbia (BC). We refer to this mining claim as the Canyon Gold Mine property (“Canyon Gold”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b. Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured.

c. Income Taxes

The Company prepares its tax returns on the accrual basis. The Company has elected to file its taxes as a Limited Liability Company, whereby its profits and losses are passed through to its members. Accordingly, the Company does not pay or accrue income taxes. Also, the Company does not record an asset for the value of its net operating loss carry forwards.

d. Foreign currency translation

Foreign currency transactions are recorded at the rate of exchange on the date of the transaction. At the balance sheet date, monetary assets and liabilities denominated in foreign currencies are reported using the closing exchange rate. Exchange differences arising on the settlement of transactions at rates different from those at the date of the transaction, as well as unrealized foreign exchange differences on unsettled foreign currency monetary assets and liabilities, are recognized in the income statement.

Unrealized exchange differences on non-monetary financial assets (investments in equity instruments) are a component of the change in their entire fair value. For a non-monetary financial asset unrealized exchange differences are recognized in the income statement. For non-monetary financial investments unrealized exchange differences are recorded directly in Equity until the asset is sold or becomes impaired.

e. Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(In US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f. Assets

The Company holds no assets as of March 31, 2007.
March 31, 2007

ASSETS
Current Assets
Cash	0

Total Current Assets	0

Fixed Assets	0

Total Assets	0

Mineral Property.

The Canyon Gold Property is located near the head of Jervis Inlet, about 120 km northwest of Vancouver, BC. Access is by float plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbour on the Sechelt Peninsula. The Canyon Gold Property comprises one MTO mineral claim containing 15 cell claim units totaling 310.235 hectares.

A proposed work program includes prospecting, geological mapping and rock sampling, construction of a control grid, magnetometer and EM geophysical surveys, and trenching. Based on a compilation of these results, a diamond drill program would be designed to explore and define the potential resources. The anticipated costs of this development are presented in three results-contingent stages.

Phase 1

Reconnaissance geological mapping, prospecting, rock, silt and soil sampling; five days on site, two days travel.

Geologist – 7 days @ $450/day	$3150.00
Consultant/Project Manager – 7 days @ $450/day	$3150.00
Sampler/Geological Assistant – 7 days @ $250/day	$1750.00
Boat rental (including fuel, etc) – 7 days @ $150.00/day	$1050.00
Truck rental – 1000 km @ 0.75/km inclusive	$750.00
Rock samples – 50 @ $50.00 per sample	$2500.00
Soil and silt samples – 150 @ $25.00 per sample	$3750.00
BC Ferries	$150.00
Per Diem (with camp rental) – 21 man-days @ $100.00/day	$2100.00
Misc. sampling and field supplies	$500.00
Report and reproduction costs	$1500.00

Subtotal	$20,350.00
Management Fee @ 15%	$3052.50
Contingency @ 10%	$2035.00

Total	$25,437.50
GST@ 6%	$1526.25
NET TOTAL	$26,963.75

DRAYTON HARBOR RESOURCES, INC. (An Exploration Stage Company) NOTES TO THE FINANCIAL STATEMENTS (In US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Phase 2

Detailed geological mapping and rock sampling, cut line grid construction, soil and silt geochemical survey, EM and magnetometer surveys, establish drill and trenching targets, four-man crew with camp and supplies, transportation, report.

$85,000.00

Phase 3

1000 metres of diamond drilling @ 100.00 per metre, plus geological supervision, camp and supplies, transportation, assays, report and other ancillary costs.

$175,000.00

TOTAL          $286,963.00.

Exploration costs have been estimated in Canadian Dollars. Based on the noon buying rate in New York City on March 31, 2007 of $1.1553 for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars, estimates of exploration costs for all three phases of the Company's exploration program approximately equal a total cost of US$ 248,388.29.

g. Income

Income represents all of the company’s revenue less all its expenses in the period incurred. The Company has no revenues as of March 31, 2007 and has paid expenses for $15,855 during the same period, $855 representing incorporation costs and $15,000 in recognition of an impairment loss for the mineral claims (Canyon Gold Property).

The Company has determined its Canyon Gold property to be held and used for impairment, as per SFAS 121: “Accounting for the Impairment of Long-Live Assets.” Our determination is based on the Company’s current period operating loss combined with the Company’s history of operating losses and our projection that demonstrates continuing losses associated with the Canyon Gold property.

In accordance with FASB/FAS 142 option 12, paragraph 11 “Intangible Assets Subject to Amortization”, a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. If an intangible asset has been has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliable determined, a straight-line amortization method shall be used. An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

In accordance with FASB 144, 25, “An impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business enterprise and in income from continuing operations in the statement of activities of a not-for-profit organization. If a subtotal such as “income from operations” is presented, it shall include the amount of that loss.” The Company has recognized the impairment of a long-lived asset by declaring that amount as a loss in income from operations in accordance with an interpretation of FASB 144.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(In US Dollars)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

			From inception
		For the year ended	(June 8, 2006) to
		March 31, 2007	March 31, 2007

	Expenses
	Recognition of an Impairment Loss
	(Mineral Claims)	15,000	15,000
	Accounting & Legal Fees	0	0
	Incorporation	855	855
	Total Expenses	15,855	15,855

	Net Income (Loss)	(15,855)	(15,855)

h.	Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

			From inception
		For the year ended	(June 8, 2006) to
		March 31, 2007	March 31, 2007
	Net Income (Loss)	(15,855)	(15,855)

	Basic & Diluted (Loss) per Share	(0.002)	(0.002)

	Weighted Average Number of Shares	7,500,000	7,500,000

i.	Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

			March 31	December 31
			2007	2006

		ASSETS
		Current Assets
		Cash	0	0
		Total Current Assets	0	0

j.	Liabilities

		Liabilities are made up of current liabilities.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(In US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Current liabilities include directors’ loan of $855 on aggregate.
March 31
2007

LIABILITIES
Current Liabilities
Directors Loan	855
Total Current Liabilities	855

Long term Liabilities	0

Total Liabilities	855

Share Capital a) Authorized:

100,000,000 common shares with a par value of $0.001.

b) Issued:

As of March 31, 2007, there are Seven Million Five Hundred Thousand (7,500,000) shares issued and outstanding at a value of $0.002 per share for a total of $15,000.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and is new. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($15,855) for the period from June 8, 2006 (inception) to March 31, 2007 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Drayton Harbor Resources, Inc. (“Drayton Harbor,” “Company,” “we,” “us” or “our”) was organized under the laws of the State of Nevada on June 8, 2006 to explore mineral properties for gold and copper in North America. Our principal executive offices are located at 502 East John Street, Carson City, Nevada, 89706. Our telephone number is (702) 973-1583.

On March 28, 2007, our Registration Statement on Form SB-1 was declared effective our sole shareholder to sell 2,500,000 shares of our common stock at a price of $0.008144 per share.

We currently have no revenue from operations. We are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses since inception of our operations in June 2006. We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

We are in the process of establishing ourselves as a company to engage in the exploration of mineral properties for gold and copper in North America. We have staked a prospect that contains one (1) mining claim located approximately 120 km northwest of Vancouver, British Columbia (BC). We refer to this mining claim as the Canyon Gold Mine property (“Canyon Gold”).

PLAN OF OPERATION

The following discussion of our plan of operation should be read in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this quarterly report. In addition to the historical consolidated financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Our business plan is to proceed with the exploration of the Canyon Gold Property to determine whether there is a potential for gold located on the properties that comprise the mineral claims. We have decided to proceed with the exploration program recommended by the geological report. We anticipate that the three phases of the recommended geological exploration program will cost approximately $26,963.75, $85,000.00 and $175,000.00 respectively. We had $0 in cash reserves as of the period ended March 31, 2007. The lack of cash has kept us from conducting any exploration work on the property.

We anticipate that we will incur the following expenses over the next twelve months:

  $1,365.03 to be paid to the British Columbia Provincial government to keep the claim valid;
  $26,963.00 in connection with the completion of Phase 1 of our recommended geological work program;
  $85,000.00 in connection with the completion of Phase 2 of our recommended geological work program;
  $175,000.00 for Phase 3 of our recommended geological work program; and
  $10,000.00 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements after we become a reporting issuer under the Securities Exchange Act of 1934, but excluding expenses of the offering.

If we determine not to proceed with further exploration of our mineral claims due to a determination that the results of our initial geological program do not warrant further exploration or due to an inability to finance further exploration, we plan to pursue the acquisition of an interest in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration. This means that we might offer shares of our stock to obtain an option on a property. Once we obtain an option, we would then pursue finding the funds necessary to explore the mineral claim by one or more of the following means: engaging in an offering of our stock; engaging in borrowing; or locating a joint venture partner or partners.

We currently can satisfy our cash requirements for the next three (3) months. We anticipate we will have to raise additional funds of approximately $300,000 during the next twelve (12) months to meet our cash requirements.

We currently do not expect any change in the number of our employees.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

ITEM 3.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
None.
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference. Exhibit
Number       Description

3.1	Articles of Incorporation, as Amended*

3.2	Bylaws*

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

*Incorporated by reference to our Form SB-1 Registration Statement filed on September 7, 2006, SEC File Number 333-137160.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this _7_th day of August, 2007.

DRAYTON HARBOR RESOURCES, INC.

Date: August 7, 2007	By: /s/ Bhupinder Singh Malhi
Name: Bhupinder Singh Malhi
Title: President (principal executive officer

By: /s/ Rogel Gregario
Name: Rogel Gregario
Title: Treasurer (principal financial officer and principal accounting officer)