Form 10QSB/A
period 2007-06-30
Drayton Harbor Resources Inc.
filed 2007-09-27
CIK 1373761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File Number 333-137520

DRAYTON HARBOR RESOURCES, INC. (Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	98-0501477 (I.R.S. Employer Identification No.)

502 East John Street, Carson City, Nevada, 89706 (Address of principal executive offices) Registrant’s telephone number: 702-973-1583

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days. Yes	No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __		No
_X__

Number of shares outstanding of the registrant’s class of common stock as of June 30, 2007: 7,500,000 Authorized share capital of the registrant: 100,000,000 shares of common stock, par value $0.001 per share The Company recorded US $nil revenue for the quarter ended June 30, 2007.

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
JUNE 30, 2007

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

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors Drayton Harbor Resources Inc

We have reviewed the accompanying balance sheet of Drayton Harbor Resources Inc as of June 30, 2007, and the related statements of operations, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Drayton Harbor Resources Inc

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered Las Vegas, Nevada August 28, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEET
(In US Dollars)

	(Unaudited)	(Audited)
	June 30	December 31

	2007	2006

ASSETS
Current Assets
Cash	0	0

Total Current Assets	0	0

Fixed Assets	0	0

Total Assets	0	0

LIABILITIES
Current Liabilities
Directors Loan	855	855

Total Current Liabilities	855	855

Long term Liabilities	0	0

Total Liabilities	855	855

EQUITY
100,000,000 shares
authorized with a par
value of $0.001 per
share
7,500,000 shares issued
and outstanding as of
June 30, 2007	7,500	7,500
Additional Paid-in
Capital	7,500	7,500
Retained Earnings
(Loss)	(15,855)	(15,855)

Total Stockholders
Equity	(855)	(855)

TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY	0	0

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
INCOME STATEMENT
(In US Dollars)

	For the Three-	For the Six-
	Month Period	Month Period	From inception
	Ended	Ended	(June 8, 2006) to

	June 30, 2007	June 30, 2007	June 30, 2007

Revenue	0	0	0

Expenses
Recognition of an
Impairment Loss
(Mineral Claims)	15,000	15,000	15,000
Accounting & Legal Fees	0	0	0
Incorporation	855	855	855

Total Expenses	15,855	15,855	15,855

Net Income (Loss)	(15,855)	(15,855)	(15,855)

Basic & Diluted (Loss) per
Share	(0.002)	(0.002)

Weighted Average Number
of Shares	7,500,00	7,500,00

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDER’S EQUITY
From Inception (June 8, 2006) to June 30, 2007
(In US Dollars)

	Common	Amount	Paid In	Deficit	Total Equity
	Stock		Capital	Accumulated
	Shares			During
				Development Stage

Shares issued	7,500,000	7,500	7,500		15,000
to founders for
cash, December
31, 2006

Net (Loss) for				(15,855)	(15,855)
period

Balance, June	7,500,000	7,500	7,500	(15,855)	(855)
30, 2007

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(In US Dollars)

	For the Six-
	Month Period	From inception
	Ended	(June 8, 2006) to

	June 30, 2007	June 30, 2007

Cash Flow From Operating Activities
Net Income (Loss)	(15,855)	(15,855)
Recognition of an Impairment Loss
(Mineral Claims)	15,000	15,000
Accounts Payable		855
Directors Loan	855

Net Cash used by Operating Activities	0	0

Cash Flow From Investing Activities
Purchase of Mineral Claim	(15,000)	(15,000)

Net Cash used by Investing Activities	(15,000)	(15,000)

Cash Flow from Financing Activities
Issuance of 7,500,000 Founders Shares @ $0.002
Per Share	15,000	15,000

Net Cash provided from Financial Activities	15,000	15,000

Cash at Beginning of Period	0	0
Cash at end of Period	0	0

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. elected a December 31 year-end. b. Revenue Recognition

The Company has

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

f. Assets

The Company holds no assets as of June 30, 2007.
June 30, 2007

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

$175,000.00

TOTAL

$286,963.00.

Exploration costs have been estimated in Canadian Dollars. Based on the noon buying rate in New York City on June 29, 2007 of $1.0634 for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars, estimates of exploration costs for all three (3) phases of the Company's exploration program approximately equal a total cost of US$ 269,854.24.

g. Income

Income represents all of the company’s revenue less all its expenses in the period incurred. The Company has no revenues as of June 30, 2007 and has paid expenses for $15,855 during the same period, $855 representing incorporation costs and $15,000 in recognition of an impairment loss for the mineral claims (Canyon Gold Property).

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

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(In US Dollars)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

		For the Three-
		Month Period	From inception
		Ended	(June 8, 2006) to

		June 30, 2007	June 30, 2007

	Expenses
	Recognition of an Impairment Loss
	(Mineral Claims)	15,000	15,000
	Accounting & Legal Fees	0	0
	Incorporation	855	855

	Total Expenses	15,855	15,855

	Net Income (Loss)	(15,855)	(15,855)

h.	Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

		For the Three-
		Month Period	From inception
		Ended	(June 8, 2006) to

		June 30, 2007	June 30, 2007

	Net Income (Loss)	(15,855)	(15,855)

	Basic & Diluted (Loss) per Share	(0.002)	(0.002)

	Weighted Average Number of Shares	7,500,000	7,500,000

i.	Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three (3) months or less to be cash equivalents.

			June 30		December 31

			2007		2006

		ASSETS
		Current Assets
		Cash		0	0

		Total Current Assets		0	0

j.	Liabilities

		Liabilities are made up of current liabilities.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(In US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Current liabilities include directors’ loan of $855 on aggregate.
June 30

2007

LIABILITIES
Current Liabilities
Directors Loan	855

Total Current Liabilities	855

Long term Liabilities	0

Total Liabilities	855

Share Capital a) Authorized:

100,000,000 common shares with a par value of $0.001.

b) Issued:

As of June 30, 2007, there are Seven Million Five Hundred Thousand (7,500,000) shares issued and outstanding at a value of $0.002 per share for a total of $15,000.

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

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($15,855) for the period from June 30, 2006 to June 30, 2007 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Our business plan is to proceed with the exploration of the Canyon Gold Property to determine whether there is a potential for gold located on the properties that comprise the mineral claims. We have decided to proceed with the exploration program recommended by the geological report. We anticipate that the three phases of the recommended geological exploration program will cost approximately $26,963.75, $85,000.00 and $175,000.00 respectively. We had $0 in cash reserves as of the period ended June 30, 2007. The lack of cash has kept us from conducting any exploration work on the property.

We anticipate that we will incur the following expenses over a twelve (12) month period once we begin exploration of the Canyon Gold Property:

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

We currently can satisfy our cash requirements for the next three (3) months. We anticipate we will have to raise additional funds of approximately $300,000 during the twelve (12) month period following commencement of exploration to meet our cash requirements.

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

*Incorporated by reference to our Form SB-1 Registration Statement filed on September 7, 2006, SEC File Number 333-137160.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of September, 2007.

DRAYTON HARBOR RESOURCES, INC.

By: /s/ Bhupinder Singh Malhi Name: Bhupinder Singh Malhi Title: President (principal executive officer

By: /s/ Rogel Gregario Name: Rogel Gregario

Title: Treasurer (principal financial officer and principal accounting officer)