Form 10QSB/A
period 2007-03-31
Drayton Harbor Resources Inc.
filed 2007-10-29
CIK 1373761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
AMENDMENT NO. 1

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File Number 333-137520

DRAYTON HARBOR RESOURCES, INC. (Exact name of registrant as specified in its charter)

Nevada	98-0501477

State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

502 East John Street, Carson City, Nevada, 89706 (Address of principal executive offices) Registrant’s telephone number: 702-973-1583

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _X_ No _

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

*Incorporated by reference to our Form SB-1 Registration Statement filed on September 7, 2006, SEC File Number 333-137160.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of October, 2007.

DRAYTON HARBOR RESOURCES, INC.

Date: October 18, 2007	By:	/s/ Bhupinder Singh Malhi
Name: Bhupinder Singh Malhi
Title: President (principal executive officer

	By:	/s/ Rogel Gregario
Name: Rogel Gregario
Title: Treasurer (principal financial officer and principal accounting officer)