Form 10QSB/A
period 2007-06-30
Drayton Harbor Resources Inc.
filed 2007-10-29
CIK 1373761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB AMENDMENT NO. 2

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
June 30, 2007

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

*Incorporated by reference to our Form SB-1 Registration Statement filed on September 7, 2006, SEC File Number 333-137160.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of October, 2007

                                                                                                               DRAYTON HARBOR RESOURCES, INC.

By: /s/ Bhupinder Singh Malhi                                                                                                                                                                                                                                                      Name: Bhupinder Singh Malhi                                                                                                                                                                                                                                                            Title: President (principal executive officer)

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