Form 10QSB
period 2007-09-30
Drayton Harbor Resources Inc.
filed 2007-11-29
CIK 1373761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2007
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

Number of shares outstanding of the registrant’s class of common stock as of October 30, 2007: 7,500,000

Authorized share capital of the registrant: 100,000,000 shares of common stock, par value $0.001 per share

The Company recorded US $nil revenue for the quarter ended September 30, 2007.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRAYTON HARBOR RESOURCES, INC.

(An Exploration Stage Company) INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.

(An Exploration Stage Company) BALANCE SHEET (In US Dollars)

	(Unaudited)	(Audited)
	September 30	December 31
	2007	2006

ASSETS
Current Assets
Cash	0	0

Total Current Assets	0	0

Fixed Assets	0	0

Total Assets	0	0

LIABILITIES
Current Liabilities
Directors Loan	855	855

Total Current Liabilities	855	855

Long term Liabilities	0	0

Total Liabilities	855	855

EQUITY
100,000,000 shares
authorized with a par
value of $0.001 per
share
7,500,000 shares issued
and outstanding as of
September 30, 2007	7,500	7,500
Additional Paid-in
Capital	7,500	7,500
Retained Earnings
(Loss)	(15,855)	(15,855)

Total Stockholders
Equity	(855)	(855)

TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY	0	0

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
INCOME STATEMENT
(In US Dollars)

	For the Three-Month	From inception
	Period Ended	(June 8, 2006) to
	September 30, 2007	September 30, 2007

Revenue	0	0

Expenses Recognition of an Impairment Loss

(Mineral Claims)	15,000	15,000
Accounting & Legal Fees	0	0
Incorporation	855	855

Total Expenses	15,855	15,855

Net Income (Loss)	(15,855)	(15,855)

Basic & Diluted (Loss) per
Share	(0.002)	(0.002)

Weighted Average Number of Shares	7,500,000	7,500,000

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDER’S EQUITY
From Inception (June 8, 2006) to September 30, 2007
(In US Dollars)

	Common	Amount	Paid In	Deficit	Total Equity
	Stock		Capital	Accumulated
	Shares			During
				Development Stage

Shares issued	7,500,000	7,500	7,500		15,000
to founders for
cash, December
31, 2006

Net (Loss) for				(15,855)	(15,855)
period

Balance,	7,500,000	7,500	7,500	(15,855)	(855)
September 30,
2007

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(In US Dollars)

	For the Three-
	Month Period	From inception
	Ended	(June 8, 2006) to
	September 30,	September 30,
	2007	2007

Cash Flow From Operating Activities
Net Income (Loss)	(15,855)	(15,855)
Recognition of an Impairment Loss
(Mineral Claims)	15,000	15,000
Accounts Payable		855
Directors Loan	855

Net Cash used by Operating Activities	0	0

Cash Flow From Investing Activities
Purchase of Mineral Claim	(15,000)	(15,000)

Net Cash used by Investing Activities	(15,000)	(15,000)

Cash Flow from Financing Activities
Issuance of 7,500,000 Founders Shares @ $0.002
Per Share	15,000	15,000

Net Cash provided from Financial Activities	15,000	15,000

Cash at Beginning of Period	0	0
Cash at end of Period	0	0

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

The Company was formed to engage in the exploration of mineral properties for gold and copper. The Company has staked a prospect that contains one (1) mining claim located approximately 120 km northwest of Vancouver, British Columbia (“BC”). The Company refers to this mining claim as the Canyon Gold Mine property (“Canyon Gold”).

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

f. Assets

The Company holds no assets as of September 30, 2007.
September 30, 2007

ASSETS
Current Assets
Cash	0

Total Current Assets	0

Fixed Assets	0

Total Assets	0

Mineral Property.

The Canyon Gold Property is located near the head of Jervis Inlet, about 120 km northwest of Vancouver, BC. Access is by float plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbour on the Sechelt Peninsula. The Canyon Gold Property comprises one (1) MTO mineral claim containing fifteen (15) cell claim units totaling 310.235 hectares.

A proposed work program includes prospecting, geological mapping and rock sampling, construction of a control grid, magnetometer and EM geophysical surveys, and trenching. Based on a compilation of these results, a diamond drill program would be designed to explore and define the potential resources. The anticipated costs of this development are presented in three (3) results-contingent stages.

Phase 1

Reconnaissance geological mapping, prospecting, rock, silt and soil sampling; five (5) days on site, two (2) days travel.

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

$175,000.00

TOTAL

$286,963.00.

Exploration costs have been estimated in Canadian Dollars. Based on the noon buying rate in New York City on September 30, 2007 of $ 1.00814 for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars, estimates of exploration costs for all three (3) phases of the Company's exploration program approximately equal a total cost of US$ 284,645.98.

g. Income

Income represents all of the Company’s revenue less all its expenses in the period incurred. The Company has no revenues as of September 30, 2007 and has paid expenses for $15,855 during the same period, $855 representing incorporation costs and $15,000 in recognition of an impairment loss for the mineral claims (Canyon Gold Property).

The Company has determined its Canyon Gold property to be held and used for impairment, as per Statement of Financial Accounting Standards (“SFAS”) 121: “Accounting for the Impairment of Long-Live Assets.” Our determination is based on the Company’s current period operating loss combined with the Company’s history of operating losses and our projection that demonstrates continuing losses associated with the Canyon Gold property.

In accordance with Financial Accounting Standards Board/Financial Accounting Standards (“FASB” and/or “FAS” as the case may be) 142 option 12, paragraph 11 “Intangible Assets Subject to Amortization”, a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. If an intangible asset has been has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliable determined, a straight-line amortization method shall be used. An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

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

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(In US Dollars)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

		For the Three-
		Month Period	From inception
		Ended	(June 8, 2006) to
		September 30, 2007	September 30, 2007

	Expenses
	Recognition of an Impairment Loss
	(Mineral Claims)	15,000	15,000
	Accounting & Legal Fees	0	0
	Incorporation	855	855

	Total Expenses	15,855	15,855

	Net Income (Loss)	(15,855)	(15,855)

h.	Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

		For the Three-
		Month Period	From inception
		Ended	(June 8, 2006) to
		September 30, 2007	September 30, 2007

	Net Income (Loss)	(15,855)	(15,855)

	Basic & Diluted (Loss) per Share	(0.002)	(0.002)

	Weighted Average Number of Shares	7,500,000	7,500,000

i.	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with maturity of three (3) months or less to be cash equivalents.

			September 30		December 31
			2007		2006

		ASSETS
		Current Assets
		Cash		0	0

		Total Current Assets		0	0

j.	Liabilities

		Liabilities are made up of current liabilities.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(In US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Current liabilities include directors’ loan of $855 on aggregate.
September 30
2007

LIABILITIES
Current Liabilities
Directors Loan	855

Total Current Liabilities	855

Long term Liabilities	0

Total Liabilities	855

Share Capital a) Authorized: 100,000,000 common shares with a par value of $0.001. b) Issued:

As of September 30, 2007, there are Seven Million Five Hundred Thousand (7,500,000) shares issued and outstanding at a value of $0.002 per share for a total of $15,000.

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

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($15,855) for the period from June 30, 2006 to September 30, 2007 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Drayton Harbor Resources, Inc. (“we,” “us” or “our”) was organized under the laws of the State of Nevada on June 8, 2006 to explore mineral properties for gold and copper in North America. Our principal executive offices are located at 502 East John Street, Carson City, Nevada, 89706. Our telephone number is (702) 973-1583.

On March 28, 2007, our Registration Statement on Form SB-1 was declared effective, allowing our sole shareholder to sell 2,500,000 shares of our common stock at a price of $0.008144 per share.

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

We are in the process of establishing ourselves as a company to engage in the exploration of mineral properties for gold and copper in North America. We have staked a prospect that contains one (1) mining claim located approximately 120 km northwest of Vancouver, British Columbia (“BC”). We refer to this mining claim as the Canyon Gold Mine property (“Canyon Gold”).

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

Our business plan is to proceed with the exploration of the Canyon Gold Property to determine whether there is a potential for gold located on the properties that comprise the mineral claims. We have decided to proceed with the exploration program recommended by the geological report. We anticipate that the three (3) phases of the recommended geological exploration program will cost approximately $26,963.75, $85,000.00 and $175,000.00 respectively. We had $0 in cash reserves as of the period ended September 30, 2007. The lack of cash has kept us from conducting any exploration work on the property.

We anticipate that we will incur the following expenses over the twelve (12) month period upon commencement of our exploration activities:

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

*Incorporated by reference to our Form SB-1 Registration Statement filed on September 7, 2006, SEC File Number 333-137160.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of November, 2007.

DRAYTON HARBOR RESOURCES, INC.

Date: November 26, 2007	By:	/s/ Bhupinder Singh Malhi
Name: Bhupinder Singh Malhi
Title: President (principal executive officer

	By:	/s/ Rogel Gregario

Name: Rogel Gregario
Title: Treasurer (principal financial officer and principal accounting officer)