Form 10KSB
period 2007-12-31
Drayton Harbor Resources Inc.
filed 2008-04-18
CIK 1373761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)
[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR
	THE TRANSITION PERIOD FROM	TO
Commission file number: _333-137160

DRAYTON HARBOR RESOURCES, INC.

______________________________________________________________________________
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0501477 (I.R.S. Employer Identification No.)

502 East John Street
Carson City, Nevada	89706
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (702) 882-3072

Securities Registered Under Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation

S-B is not contained in this form, and no disclosure will be contained, to the best of the

Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-
2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for most recent fiscal year: $Nil

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,500,000 issued and outstanding as at December 31, 2007.

Documents Incorporated by Reference: None.

Transitional Small Business Format. Yes [ ] No [X]

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Drayton Harbor Resources, Inc. (“we”, “us”, “our” or the “Company”) was organized under the laws of the State of Nevada on June 8, 2006 to explore mining claims in the Province of British Columbia, Canada. Our principal executive offices are located at 502 East John Street, Carson City, Nevada, 89706. Our telephone number is (702) 882-3072. We are qualified to do business in the Province of British Columbia, Canada pursuant to being extra-provincially registered.

On March 28, 2007 our Registration Statement on Form SB-1 was declared effective enabling us to offer up to a maximum offering of 2,500,000 common shares at a price of $0.008144 per share. We currently have no revenue from operations. We are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses since inception of our operations in June 2006. We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

We are in the process of establishing ourselves as a company to engage in the exploration of mineral properties for gold in the Province of British Columbia, Canada.

Certain Definitions

Andesitic. Describing a type of volcanic rock. This gray to black rock is composed of about 54 to 62 percent silica (SiO2), plus some iron and magnesium.

Argillaceous. Describing rocks or sediments containing particles that are silt- or clay-sized, less than 0.625 mm in size. Most have a high clay-mineral content, and many contain a sufficient percentage of organic material to be considered a source rock for hydrocarbon.

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

Breccia. Rock composed of sharp-angled fragments embedded in a fine-grained matrix.

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

Dacite. Dacite is a type of volcanic rock that is light-colored and rich in silica (63 to 68 percent).

Development Stage. A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

Dolomite Beds. Dolomite beds are associated and interbedded with limestone, commonly representing postdepositional replacement of limestone.

Dore. Unrefined gold bullion bars containing various impurities such as silver, copper and mercury, which will be further refined to near pure gold.

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

Fold. A curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage.

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

Galena. A gray mineral, essentially PbS, the principal ore of lead.

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

Mapped or Geological. The recording of geologic information such as the distribution and nature of rock

Mapping. Units and the occurrence of structural features, mineral deposits, and fossil localities.

Migmatite. A composite rock composed of igneous or igneous-appearing and/or metamorphic materials that are generally distinguishable megascopically.

Mineral. A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristics crystal form.

Mineralization. The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Mining. Mining is the process of extraction and benefication of mineral reserves to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

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

Pyrite. the most common of the sulfide minerals. It is usually found associated with other sulfides or oxides in quartz veins, sedimentary rock and metamorphic rock, as well as in coal beds. Pyrite is used for the production of sulfur dioxide, e.g. for the paper industry, and in the manufacture of sulfuric acid, though such applications are declining in importance.

Rhyolitic. Describing a type of volcanic lava or rock that is usually light in color; it contains 69 percent silica and is high in potassium and sodium.

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

Stockwork. A complex system of structurally controlled or randomly oriented veins. Stockworks are common in many ore deposit types and especially notable in greisens. They are also referred to as stringer zones.

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

Tuffaceous. Describing a type of pyroclastic rock (meaning "fire fragmented") refers to broken-up rocks, pumice, ash, and other bits of material that are formed in a volcanic eruption.

Unconformably. Not succeeding the underlying rocks in immediate order of age or not fitting together with them as parts of a continuous whole.

Vein. A thin, sheet like crosscutting body of hydrothermal mineralization, principally quartz.

Wall Rock. The rock adjacent to a vein.

ITEM 2.

DESCRIPTION OF PROPERTY

We are a development stage company incorporated in the State of Nevada on June 8, 2006. We currently maintain our registered offices at 502 East John Street, Carson City, Nevada, 89706. We conduct our administrative affairs from the office of the home of our President Bpupinder Singh Malhi.

We have staked a prospect that contains one (1) mining claim located approximately 120 km northwest of Vancouver, British Columbia (“BC”). We refer to this mining claim as the Canyon Gold Mine property (“Canyon Gold” or “Canyon Gold Property”).

On July 21, 2006 we purchased the Canyon Gold property for USD $15,000. The report on the Canyon Gold property was prepared by Gregory R. Thomson P. Geo and James W. Laird, of Laird Exploration Ltd., professional geoscientists registered in the Province of British Columbia. Gregory R. Thomson is a graduate Geologist from the University of British Columbia (1970) and has over twenty-five (25) years of mineral exploration experience in the Province of British Columbia.

Jim Laird is a prospector and mining exploration contractor and has been for more than twenty-five (25) years, and has explored the Bralorne-Pioneer Mines area for more than twenty-five (25) years. Mr. Laird has completed the BC EMPR course “Advanced Mineral Exploration for Prospectors, 1980”. Mr. Laird is familiar with the geology of the Canyon Gold Property project area and has extensively researched the regional geology of the Bralorne-Pioneer Gold Mine district.

The Canyon Gold Property is located near the head of Jervis Inlet, about 120 km northwest of Vancouver, BC. Access is by float plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbour on the Sechelt Peninsula. The Canyon Gold Property comprises one MTO mineral claim containing 15 cell claim units totaling 310.235 hectares.

The topography along Jervis Inlet extents from sea level to mountain tops in excess of 2000 metres elevation. Supplies and services are available in Egmont or Pender Harbour. In the vicinity of the Canyon Gold Property, topography is moderate with some deep canyons along Lausmann Creek. Elevation on the property varies from sea-level up to 480 metres.

The climate is typical of the West Coast of BC, mild and wet overall with some snowfall in the winter months. The summers are usually warm with less rainfall, and year-round work is possible on the property. Vegetation is a dense growth of coniferous forest, with cedar, fir, spruce, alder and maple trees. Ground vegetation is usually salal and various berry bushes.

Mining Claims

As of January 12, 2005, British Columbia replaced its traditional claim staking method with an Internet System. To “stake” a mineral claim, a registered miner needs only to log in to the Provincial Government website at “Mineral Titles Online” at the URL http://www.mtonline.gov.bc.ca/ and make a claim to an available area electronically. Registered holders of a mining claim are then required to work their claim or make a annual payment in lieu of such work. This fee is calculated by multiplying the number of hectares in the claim by $4.00 plus a 10% administration fee. This is the method Drayton Harbor has elected to use with its Canyon Gold property. Payment of this annual fee ensures that our claim to the Canyon Gold property can be held in perpetuity.

The Canyon Gold Property comprises one MTO mineral claim containing 15 cell units totaling 310.235 hectares in area.

BC Tenure # Work	Due Date	Staking Date	Total Area (Ha.)

534273	May 22, 2007	May 22, 2006	310.235

The Canyon Gold Property is underlain by light-grey to black argillaceous shale and slate, with occasional interbeds of andesitic to rhyolitic flows and tuff, and minor pebble conglomerate.

The sediments have been intruded by dacite dikes, probably related to late felsic volcanism. Andesitic volcanic rocks predominate along the shoreline, northwest of the mouth of Lausmann Creek

West of the property on Mt. Alfred, felsic volcanics of the Gambier Group are abundant, with interbeds of tuffaceous sediment and pyritic green volcanic breccias. The assemblage is identical the rocks hosting the 60 MT Britannia copper, zinc, lead silver and gold volcanogenic massive sulphide deposit on Howe Sound. There is a possibility that hydrothermal mineralization related to this era of volcanism is the source of the gold in Lausmann Creek.

A silt sample take near the mouth of the creek in 1988 gave a value of 52 ppb gold, an order of magnitude higher than many other creeks in the Queens Reach area. While test-panning the creek for gold, a small amount of galena was noted in the heavy black sand concentrate. Quartz veins and stockworks are common along the creek, some containing pyrite and pyrrhotite. It is probable that some of the quartz veins and silicified zones carry a small amount of visible gold, which forms local accumulations upon weathering.

Detailed prospecting, geological mapping with rock sampling, and a 25-metre spaced soil sample grid is recommended to indicate areas with potential gold sources.

Regional Geology

The Canyon Gold Property is underlain by argillaceous sediments and volcanics of the Gambier Group. A significant amount of coarse placer gold (The term “placer” is a Spanish word, meaning “a place where gold can be recovered from gravel.” As this suggests, placer mining is the technique of recovering gold from gravel) has been extracted from Lausmann Creek in the past, possibly more than 5000 ounces. Numerous pits and trenches have been dug adjacent to the creek, and a dragline dredge (Dragline excavation systems are heavy equipment used in civil engineering and surface mining, as a means of extracting minerals) was used to mine an old creek channel. Although numerous quartz veins with pyrite occur in the area, the source of the gold has not yet been identified.

The Upper Jervis Inlet area is underlain by a variety of Jurassic to Tertiary granitic intrusives of the Coast Plutonic Complex. The granitic rocks intrude and metamorphose Jurassic to Lower Cretaceous argillaceous sediments and andesitic to felsic volcanics of the Gambier Group. The Gambier Group hosts the 60 MT Britannia copper, zinc, lead, silver, gold deposit on Howe Sound about 80 km to the southeast.

REGIONAL GEOLOGY OF THE CANYON GOLD PROPERTY

DIORITE AND
GRANODIORITE
JERVIS INLET
Lausmann Creek
Gold Dredge x Au
Area of many
Placer Workings
Road
GAMBIER GROUP SEDIMENTS
AND VOLCANICS
SCALE 1 : 15,000
200 0 200 400 600
METERS
N

GEOLOGY OF THE CANYON GOLD PROPERTY, JERVIS INLET, BC

Exploration History And Previous Operations

align=center>10

align=center>

The Canyon Gold Property area was first investigated around 1900, when a significant amount of placer gold in flake and small nuggets was discovered in Lausmann Creek. There is a mention of placer gold in Canyon Creek (now Lausmann Creek) in the 1910 and 1911 Ministry of Mines Annual Reports. There are records of placer claims and leases being held in the area through to 1974, when political change brought an end to placer work. Lausmann Creek not located in a presently Designated Placer Area, so is unavailable for placer staking. Laird Exploration Ltd. investigated the placer area in 1981, 1984 and 1992. Several large workings were found, including a gas-powered dragline dredge used to mine the placer gravels.

BC Ministry of Mines records state that Mr. F. Cullen held the Franklin placer claim on Lausmann Creek from 1936 through to his death in 1961, when his widow took control of the title. She sold the claim to Henry Whittaker of Pender Harbour in 1963, who maintained the claim until 1968. Lillian Cullen also owned a placer claim from 1940 to 1947 on an adjacent creek to the northwest. Clarence Nelson of Westview owned Placer Mining Lease No. 16 on Canyon or Lausmann Creek from 1956 through to his death in 1974. The NDP Government then cancelled the lease and made placer work in this area illegal. Placer Mining Lease No. 17 was staked in 1959 by A.E. Morton of Westview. The lease was held until 1960. In 1971, two Placer Mining Leases, No. 33 and No. 34, were staked by Valmar Tamm and held until 1974. A compilation of prospector’s sketches of work done shows at least 16 major workings, hydraulic water lines, sluice trenches, and the gold dredge area.

One of the former placer claim owners, A. E. “Buck” Morton, a prominent Powell River businessman, was interviewed in 1985. He stated the creek had been deflected by early miners and that 4000 ounces of coarse gold had been dredged out of the “Gold Pool”, and at least 1000 ounces were won from other workings on the creek. Placer gold was found in many areas away from the creek canyon as well, but little gold had been found above the canyon. It was thought that local quartz veins supplied the gold, but no organized search has taken place for the source of the gold.

Geology of the Mineral Claim

The Canyon Gold Property is underlain by argillaceous sediments and volcanics of the Gambier Group. A significant amount of coarse placer gold has been extracted from Lausmann Creek in the past, possibly more than 5000 ounces. Numerous pits and trenches have been dug adjacent to the creek, and a dragline dredge was used to mine an old creek channel. Although numerous quartz veins with pyrite occur in the area, the source of the gold has not yet been identified.

The Upper Jervis Inlet area is underlain by a variety of Jurassic to Tertiary granitic intrusives of the Coast Plutonic Complex. The granitic rocks intrude and metamorphose Jurassic to Lower Cretaceous argillaceous sediments and andesitic to felsic volcanics of the Gambier Group. The Gambier Group hosts the 60 MT Britannia copper, zinc, lead, silver, gold deposit on Howe Sound about 80 km to the southeast.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a shareholder vote during the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

Market Information

Our common stock is not currently traded or quoted in any market place, nor are we aware of any established public trading market for our common stock.

Holders

Our shares of common stock, par value $0.001 per share, were approved for quotation on the Over-the-Counter Bulletin Board ("OTC.BB") under the symbol "DHBR" on December 14, 2007. As of our fiscal year end date of December 31, 2007, our shares had not been traded.

Dividends

None.

Securities Authorized For Issuance Under Equity Compensation Plans

None. ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

At present, based on current operations, we do not have sufficient cash and liquid assets to satisfy our cash requirements over the next twelve (12) months. We have not generated any revenues from operations, and thus, do not have proceeds sufficient to meet our current monthly overhead, which includes our on-going business. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Our business plan is to proceed with the exploration of the Canyon Gold property to determine whether there is a potential for copper or other metals located on the properties that comprise the mineral claims. We have decided to proceed with the exploration program recommended by the geological report referenced above. We anticipate that the three (3) phases of the recommended geological exploration program will cost approximately US$26,963.75, US$85,000.00 and US $175,000.00, respectively.

We had $NIL in cash as of December 31, 2007. The lack of cash has kept us from conducting any exploration work on the property. Our Registration Statement on Form SB-1 was declared effective on March 28, 2007 enabling us to offer up to a maximum offering of 2,500,000 common shares at a price of $0.008144 per share. We raised $20,360 through the sale of stock pursuant to this offering. Our management estimates that this amount will not be sufficient to meet all of our projected costs over the next twelve (12) months. We do not have sources available for the additional financing necessary to conduct our plan of operations.

We anticipate that we will incur the following expenses over the twelve (12) month period following commencement of exploration of the Canyon Gold property:

  $1,365.03 to be paid to the British Columbia Provincial government to keep the Canyon Gold property claim valid;
  US$26,963.00 in connection with the completion of Phase 1 of our recommended geological work program;
  US$85,000.00 in connection with the completion of Phase 2 of our recommended geological work program;
  US$175,000.00 for Phase 3 of our recommended geological work program; and
  $10,000 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements after we become a reporting issuer under the Securities Exchange Act of 1934, but excluding expenses of the offering.

If we determine not to proceed with further exploration of our mineral claims due to a determination that the results of our initial geological program do not warrant further exploration or due to an inability to finance further exploration, we plan to pursue the acquisition of an interest in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim, as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration. This means that we might offer shares of our stock to obtain an option on a property. Once we obtain an option, we would then pursue finding the funds necessary to explore the mineral claim by one or more of the following means: engaging in an offering of our stock; engaging in borrowing; or locating a joint venture partner or partners.

Should it be required, and if we are able to negotiate favorable terms, we may look to raise funds in excess of the current cash requirement by way of debt or equity financing in order to accelerate our growth. We are currently assessing strategic mergers and/or joint ventures with complementary businesses in order to enhance and support our current operational objectives.

We do not currently have any employees and do not anticipate hiring any employees during the upcoming twelve (12) months. Our officers and directors currently perform all tasks necessary to run our operations, including our corporate development and financial operations.

Off-Balance Sheet Arrangements

We presently do not have any off-balance sheet arrangements.

ITEM 7.

FINANCIAL STATEMENTS

The Annual Financial Statements for the year ended December 31, 2007 will follow the text of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None. ITEM 8A.

CONTROLS AND PROCEDURES

Disclosure Controls And Procedures

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This evaluation was done under the supervision and with the participation of management, including our President and Chief Financial Officer (“CFO”). Based upon our evaluation, our President and CFO have concluded that our disclosure controls are effective to ensure that material information relating to us is made known to management, including our President and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles (“GAAP”).

Internal Control Over Financial Reporting

In accordance with Securities and Exchange Commission (“SEC”) requirements, our President and CFO note that, since the date of the evaluation to the date of this Annual Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 8A(T)

CONTROLS AND PROCEDURES

See Item 8, “Controls And Procedures” above.

ITEM 8.B.

OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS, CONTROL

PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Control Persons

Identification of Directors and Executive Officers

At present, we have two (2) executive officers and directors. Mr. John Briner acted as our sale officer and sale director since our inception on June 8, 2006. Mr. Briner resigned as our President on May 23, 2007 and resigned as a member of our board of directors on August 10, 2007. On May 23, 2007, we announced the appointment of Mr. Bhupinder Singh Malhi as President and a member of our Board of Directors and Rogel B. Gregario as our Secretary, Treasurer and a member of our Board of Directors. Our Bylaws provide for a Board of Directors (“Board”) ranging from one (1) to nine (9) members, with the exact number to be specified by the Board. All directors will hold office until the next annual meeting of the stockholders following their election and until their successors have been elected and qualified. The Board appoints executive officers. Executive officers will hold office until the next annual meeting of our Board following their appointment and until their successors have been appointed and qualified. The list presented below sets forth the name and age of our sole director and executive officer, indicating all positions and offices with us held by such person and his term of office as director and executive officer and the period during which he has served as such:

Name	Age	Positions	Director Since

Bhupinder Singh Malhi	31	President and Director	May 23, 2007

Rogel Gregario	30	Treasurer, Secretary and Director	May 23, 2007

Bhupinder Singh Malhi – President and Director

Mr. Malhi has more than six (6) years of experience in the areas of Aeronautical Engineering and Air Transportation. From 2000 through 2005, Mr. Malhi served as the Supervising Airline Mechanic for Pacific Jet Maintenance Inc, a Philippines company where his responsibilities included installation, replacement and inspection of flight control systems, pre-flight inspection, as well as the maintaining of precise records for all work undertaken on the aircraft. Mr. Malhi was also responsible for the servicing of all types of aircraft.

In 2006, Mr. Malhi graduated with a Bachelor of Science in Aeronautics from Patts College in the Philippines. In 2001, Mr. Malhi graduated with a Bachelor of Science in Air Transportation. Currently, Mr. Malhi is owner and operator of Surendra Trading Corporation, a company that provides micro financing to small businesses and individuals.

Rogel Gregario – Treasurer, Secretary and Director

Mr. Gregario has experience in the areas of Mining Technology and Geology. From 2003 to present, Mr. Gregario served as a Mining Consultant and Geologist with Philex Mining Corporation located in Quezon City, Philippines where his responsibilities included surveying and testing of potential mining properties throughout the Philippines and South East Asia.

Mr. Gregario was also responsible for the writing of exploration reports on mining properties and establishing budgets for initial exploration of mining properties.

From 1995 through 2003 Mr. Gregario held the position of Junior Geologist and Research assistant for Lepanto Consolidating Mining Corporation in Manila, Philippines where he assisted the Senior Geologists on site and assessed work and researching of the geological and mining history of the various regions in the Philippines.

Identification Of Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None.
ITEM 10.	EXECUTIVE COMPENSATION
(a)	General

There has been no compensation, including, but not limited to, salary, stock or options, awarded to, earned by, or paid to any of our named executive officers or directors during the last fiscal year.

(b) Summary Compensation Table

Not applicable.

(c) Narrative Disclosure To Summary Compensation Table

Not applicable.

(d) Outstanding Equity Awards At Fiscal Year-End Table

None.

(e) Additional Narrative Disclosure

Not applicable.

(f) Compensation Of Directors

We do not pay compensation to directors for attendance at meetings. We do reimburse directors for reasonable expenses incurred during the course of their performance. There has been no compensation awarded to, earned by, or paid to any of our named directors during the last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized For Issuance Under Equity Compensation Plans

None.

Security Ownership Of Certain Beneficial Owners And Management

(a) Security Ownership of Certain Beneficial Owners

The table below sets forth all persons (including any group) who are known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities. We have no other class of voting securities other than common stock.

* Based on 7,500,000 shares of common stock outstanding as of December 31, 2007.

Title of	Name and address of beneficial	Amount and nature of beneficial	Percent of
class	owner	owner	class
(1)	(2)	(3)	(4)*

Common	Bhupinder Singh Malhi	1,800,000 common shares;	36%
	2511 – G Galvez Compound	owned directly
	Aurora Street
	Pasay City Metro Manila
	Philippines
	0918 2796939

Common	Rogel Gregario	700,000 common shares; owned	14%
	2434 M. Dela Cruz Street	directly
	Pasay City, Metro Manila
	Philippines

(b)	Security Ownership of Management

The following sets forth, as of December 31, 2007, each class of our equity securities, including directors' qualifying shares, beneficially owned by all our directors and nominees, and our directors and executive officers as a group.

* Based on 7,500,000 shares of common stock outstanding as of December 31, 2007.

Title of	Name of	Amount and nature of	Percent of
Class	beneficial owner	beneficial ownership	Class*
(1)	(2)	(3)	(4)

Common	Bhupinder Singh Malhi	1,800,000 common shares;	36%
	President and Director

align=center>17

		owned directly

Common	Rogel Gregario	700,000 common shares;	14%
	Secretary, Treasurer and	owned directly
	Director

All Directors and	-	2,500,000 common shares	50%
Officers
as a Group

(c)	Changes in Control

None.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
	DIRECTOR INDEPENDENCE

Transactions With Related Persons, Promoters And Certain Control Persons

(a) Transactions With Related Persons

As of the date of this report, there are no, and have not been since inception, any material agreements or proposed transactions, whether direct or indirect, with any director, executive officer, nominee for election as a director, principal security holder or any relative or spouse of such persons.

(b) Parents

None.

(c) Promoters and Control Persons

Not applicable.

Director Independence

We currently have only two (2) directors, Bhupinder Singh Malhi and Rogel Gregario. Mr. Malhi is not considered independent as he is our currently acting President. Mr. Gregario is not considered independent as he is our currently acting Secretary and Treasurer.

ITEM 13.

EXHIBITS

31 Certifications by our Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certifications by our Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
(a)	Audit Fees

For the fiscal year ended December 31, 2007, we paid Moore and Associates $6,500.00 in audit fees, and paid Moore and Associates $3,000.00 for the 2006 fiscal year period.

(b) Audit-Related Fees

None.

(c) Tax Fees

None.

(d) All Other Fees

None.

(e) Policies and Procedures for Approval of Audit and Non-Audit Services:

We do not currently have an audit committee. Our Board approves all audit and non-audit services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

DRAYTON HARBOR RESOURCES, INC.

April 9, 2008

By: /s/ Bhupinder Singh Malhi Bhupinder Singh Malhi, President (principal executive officer)

                                                              By: /s/ Rogel Gregario
                                                              Rogel GregarioS, Secretary and Treasurer(principal financial officer and principal accounting officer)

DRAYTON HARBOR Resources, Inc. (An Exploration Stage Company)

Financial Statements

Year ended December 31, 2007 (Stated in US Dollars)

Drayton Harbor Resources, Inc. (An Exploration Stage Company) Financial Statements

(Stated in US Dollars) December 31, 2007

align=center>F-1

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors Drayton Harbor Resources, Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheet of Drayton Harbor Resources, Inc. (A Exploration Stage Company) as of December 31, 2007, and the related statement of operations, stockholders’ equity and cash flows since inception on June 8, 2006 through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drayton Harbor Resources, Inc. (A Exploration Stage Company) as of December 31, 2007, and the related statement of operations, stockholders’ equity and cash flows since inception on June 8, 2006 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a net loss of $15,855 for the period from inception on June 8, 2006 to December 31, 2007, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered Las Vegas, Nevada April 15, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

DRAYTON HARBOR RESOURCES, INC.

BALANCE SHEET

(An Exploration Stage Company)

(Stated in US Dollars)

December 31, 2007
ASSETS

CURRENT ASSETS
Cash and Equivalents	$ -
Total Current Assets	$ -

FIXED ASSETS
Total Fixed Assets	$ -

TOTAL ASSETS	$ -

CURRENT LIABILITIES
Accounts Payable	$ 855
Total Current Liabilities	$ 855

LONG-TERM LIABILITIES
Total Long-Term Liabilities	$ -

TOTAL LIABILITIES	$ 855

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value
100,000,000 shares authorized, 7,500,000
shares issued and outstanding	$ 7,500
Paid in Capital	$ 7,500
Retained Earnings (deficit)	$ (15,855)
TOTAL STOCKHOLDERS EQUITY (Deficit)	$ (855)

TOTAL LIABILITIES &
STOCKHOLDER'S EQUITY (Deficit)	$ -

The accompanying notes are an integral part of these financial statements. F-3

DRAYTON HARBOR RESOURCES, INC. STATEMENT OF OPERATIONS

December 31, 2007

(An Exploration Stage Company) (Stated in US Dollars)

From Inception on June 8, 2006 through December 31, 2007
REVENUE	$ -
EXPENSES
Incorporation	$ 855
Professional fees	$ -
Total Expenses	$ 855
Other Income and Expenses
Impairment (loss) of Mineral Rights	$ (15,000)
Provision for Income Taxes	$ -
Net Income	$ (15,855)
Basic & Diluted (loss) per Common Share	$ (0.002)
Weighted Average Number
of Common Shares Outstanding	$ 7,500,000

The accompanying notes are an integral part of these financial statements. F-4

DRAYTON HARBOR RESOURCES, INC. STATEMENT OF CASH FLOWS (An Exploration Stage Company)

(Stated in US Dollars)

From Inception on June 8, 2006 through December 31, 2007
OPERATING ACTIVITIES

Net Income (loss)	$ (15,855)
Adjustments to Reconcile Net Income
to Net Cash Provided by Operations:
Accounts Payable	$ 855
Net Cash Provided By (Used in) Operating Activities	$ (15,000)

INVESTING ACTIVITIES

Purchase of Jewel Gold Property	$ (15,000)
Impairment (Loss) of Mineral Rights	$ 15,000
Net Cash Provided By (Used in) Investing Activities	$ -

FINANCING ACTIVITIES
Shares Issued for Cash	$ 15,000
Net Cash Provided By (Used in) Financing Activities	$ 15,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$ -
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -

SUPPLEMENTAL INFORMATION
Taxes Paid	$ -
Interest Paid	$ -

The accompanying notes are an integral

part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

From Inception (June 8, 2006) to December 31, 2007

  (An Exploration Stage Company)

 (Stated in US Dollars)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit During Exploration Stage	Total Equity
Common Stock Issued @ Founders
for cash ($0.002 per shares) on June 8, 2006	7,500,000	$ 7,500	$ 7,500	-	$ 15,000

Net (Loss) for				(15,855)	(15,855)
period Balance, December 31, 2007	7,500,000	$ 7,500	$ 7,500	(15,855)	(855)

   The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC. (An Exploration Stage Company) Footnotes to the Financial Statements. December 31, 2007 (Stated in U.S. Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The company was incorporated in the State of Nevada on June 8, 2006 as Drayton Harbor Resources Inc. (the “Company”). The Company is engaged in the exploration, development and production of copper.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
a. Accounting Method
The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.
b. Revenue Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable and collectability is reasonably assured.
c. Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

The Company provides for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable.

DRAYTON HARBOR RESOURCES, INC. (An Exploration Stage Company) Footnotes to the Financial Statements. December 31, 2007 (Stated in U.S. Dollars)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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

e. Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

f. Assets

2007
ASSETS

CURRENT ASSETS
Cash and Equivalents	$ -
Total Current Assets

FIXED ASSETS
Total Fixed Assets	-

TOTAL ASSETS	$ -

The company holds no assets as of December 31, 2007.

DRAYTON HARBOR RESOURCES, INC. (An Exploration Stage Company) Footnotes to the Financial Statements. December 31, 2007 (Stated in U.S. Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property.

The Canyon Gold Property is located near the head of Jervis Inlet, about 120 km northwest of Vancouver, BC. Access is by float plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbour on the Sechelt Peninsula. The Canyon Gold Property comprises one MTO mineral claim containing 15 cell claim units totaling 310.235 hectares.

The Canyon Gold Property is underlain by argillaceous sediments and volcanics of the Gambier Group. A significant amount of coarse placer gold has been extracted from Lausmann Creek in the past, possibly more than 5000 ounces. Numerous pits and trenches have been dug adjacent to the creek, and a dragline dredge was used to mine an old creek channel. Although numerous quartz veins with pyrite occur in the area, the source of the gold has not yet been identified.

The following budget estimate (in Canadian funds) for an initial geological field assessment of the Canyon Gold prospect is as follows:

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
DRAYTON HARBOR RESOURCES, INC.

(An Exploration Stage Company) Footnotes to the Financial Statements. December 31, 2007 (Stated in U.S. Dollars)

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

$175,000.00

TOTAL

$286,963.00

g. Income

Income represents all of the Company’s revenue less all its expenses in the period incurred. The Company has no revenues as of December 31, 2007 and has paid expenses for $15,855 during the same period, $855 representing incorporation costs and $15,000 in recognition of an impairment loss for the mineral claims.

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

DRAYTON HARBOR RESOURCES, INC. (An Exploration Stage Company) Footnotes to the Financial Statements. December 31, 2007 (Stated in U.S. Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

December 31, 2007
REVENUE	$ -

EXPENSES
Incorporation	$ 855
Professional fees	$ -
Total Expenses	$ 855

Other Income and Expenses

Impairment (loss) of Mineral Rights	$ (15,000)

Net Income (loss)	$ (15,855)

h. Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

December 31, 2007
Net Income (loss)	$ (15,855)
Basic & Diluted (loss) per Share	$ (0.002)
Weighted Average Number
of Shares Outstanding	7,5000,000

i. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

DRAYTON HARBOR RESOURCES, INC. (An Exploration Stage Company) Footnotes to the Financial Statements. December 31, 2007 (Stated in U.S. Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

December 31, 2007
ASSETS

CURRENT ASSETS
Cash and Equivalents	$ -
Total Current Assets

Liabilities are made up of current liabilities.

Current liabilities include accounts payable of $ 855 on aggregate.

CURRENT LIABILITIES	$ 855
Accounts Payable	$ 855

LONG-TERM LIABILITIES
Total Long-Term Liabilities	$ -

TOTAL LIABILITIES	$ 855
STOCKHOLDERS' EQUITY

Share Capital

a) Authorized:

100,000,000 common shares with a par value of $0.001.

b) Issued:

As of December 31, 2007, there are (7,500,000) shares issued and outstanding at a value of $0.002 per share for a total of $15,000.

DRAYTON HARBOR RESOURCES, INC. (An Exploration Stage Company) Footnotes to the Financial Statements. December 31, 2007 (Stated in U.S. Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($15,855) for the period from June 8, 2006 (inception) to December 31, 2007 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.