Form 10QSB
period 2008-03-30
Drayton Harbor Resources Inc.
filed 2008-05-14
CIK 1373761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes X   No

Number of shares outstanding of the registrant’s class of common stock as of April 30, 2008: 7,500,000

Authorized share capital of the registrant: 100,000,000 shares of common stock, par value $0.001 per share

The Company recorded US $nil revenue for the quarter ended March 31, 2008.

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

MARCH 31, 2008

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEET
(In US Dollars)

	(Unaudited)	(Audited)
	March 31	December 31
	2008	2007

ASSETS
Current Assets
Cash	0	0

Total Current Assets	0	0

Fixed Assets	0	0

Total Assets	0	0

LIABILITIES
Current Liabilities	1,500
Directors Loan	855	855

Total Current Liabilities	2,355	855

Long term Liabilities	0	0

Total Liabilities	2,355	855

EQUITY
100,000,000 shares
authorized with a par
value of $0.001 per
share
7,500,000 shares issued
and outstanding as of
March 31, 2008	7,500	7,500
Additional Paid-in
Capital	7,500	7,500
Retained Earnings
(Loss)	(17,355)	(15,855)

Total Stockholders
Equity	(2,355)	(855)

TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY	0	0

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
INCOME STATEMENT
(In US Dollars)

	For the Three-	For the Three-
	Month Period	Month Period	From inception
	Ended	Ended	(June 8, 2006) to
	March 31, 2008	March 31, 2007	March 31, 2008

Revenue	0	0	0

Expenses Recognition of an Impairment Loss

(Mineral Claims)	15,000	15,000	15,000
Accounting & Legal Fees	1,500	0	1,500
Incorporation	855	855	855

Total Expenses	17,355	15,855	17,355

Net Income (Loss)	(17,355)	(15,855)	(17,355)

Basic & Diluted (Loss)
per Share	(0.002)	(0.002)	(0.002)

Weighted Average Number /
of Shares	7,500,000	7,500,000	7,500,000

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception (June 8, 2006) to March 31, 2008
(In US Dollars)

	Common	Amount	Paid In	Deficit	Total Equity
	Stock		Capital	Accumulated
	Shares			During
				Development Stage

Shares issued	7,500,000	7,500	7,500		15,000
to founders for
cash, December
31, 2006

Net (Loss) for				(15,855)	(15,855)
period

Balance,	7,500,000	7,500	7,500	(15,855)	(855)
December 31,
2006

Net (Loss) for				(15,855)	(15,855)
period

Balance,	7,500,000	7,500	7,500	(15,855)	(855)
December 31,
2007

Net (Loss) for				(1,500)	(1,500)
period

Balance, March	7,500,000	7,500	7,500	(17,355)	(2,355)
31, 2008

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(In US Dollars)

		For the Three-
	For the Three-Month	Month Period	From inception
	Period Ended	Ended	(June 8, 2006) to
	March 31, 2008	March 31, 2007	March 31, 2008

Cash Flow From Operating Activities
Net Income (Loss)	(17,355)	(15,855)	(17,355)
Recognition of an Impairment Loss
(Mineral Claims)	15,000	15,000	15,000
Accounts Payable	1,500		1,500
Directors Loan	855	855	855

Net Cash used by Operating
Activities	0	0	0

Cash Flow From Investing Activities
Purchase of Mineral Claim	(15,000)	(15,000)	(15,000)

Net Cash used by Investing
Activities	(15,000)	(15,000)	(15,000)

Cash Flow from Financing Activities
Issuance of 7,500,000 Founders
Shares @ $0.002 Per Share	15,000	15,000	15,000

Net Cash provided from Financial
Activities	15,000	15,000	15,000

Cash at Beginning of Period	0	0	0
Cash at end of Period	0	0	0

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC. (An Exploration Stage Company) NOTES TO THE FINANCIAL STATEMENTS (In US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Drayton Harbor Resources, Inc. (the “Company”) was organized under the laws of the State of Nevada on June 08, 2006 to explore mineral properties in North America.

The Company was formed to engage in the exploration of mineral properties for gold and copper. The Company has staked a prospect that contains one (1) mining claim located approximately 120 km northwest of Vancouver, British Columbia (“BC”). The Company refers to this mining claim as the Canyon Gold Mine property (“Canyon Gold Property”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

size="2">a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists,goods are delivered, the contract price is fixed or determinable, and collectibility is reasonably assured.

c. Income Taxes

The Company prepares its tax returns on an accrual basis. The Company has elected to file its taxes as a limited liability company, whereby its profits and losses are passed through to its members. Accordingly, the Company does not pay or accrue income taxes. Also, the Company does not record an asset for the value of its net operating loss (“NOL”) carry forwards.

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

f. Assets

The Company holds no assets as of March 31, 2008.
March 31, 2008

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

$175,000.00

TOTAL

$286,963.00.

Exploration costs have been estimated in Canadian Dollars. Based on the noon buying rate in New York City on March 31, 2008 of $ 0.97833 for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars, estimates of exploration costs for all three (3) phases of the Company's exploration program approximately equal a total cost of US$ 280,744.52.

g. Income

Income represents all of the Company’s revenue less all its expenses in the period incurred. The Company has no revenues as of March 31, 2008 and has paid expenses for $17,355 during the same period, $855 representing incorporation costs, $15,000 in recognition of an impairment loss for the mineral claims (Canyon Gold Property) and $1,500 for accounting fees.

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

In accordance with Financial Accounting Standards Board/Financial Accounting Standards (“FASB” and/or “FAS” as the case may be) 142 option 12, paragraph 11 “Intangible Assets Subject to Amortization”, a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method shall be used. An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

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

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(In US Dollars)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	For the Three-	For the Three-
	Month Period	Month Period	From inception
	Ended	Ended	(June 8, 2006) to
	March 31, 2008	March 31, 2007	March 31, 2008

Expenses Recognition of an Impairment Loss

(Mineral Claims)	15,000	15,000	15,000
Accounting & Legal Fees	1,500	0	1,500
Incorporation	855	855	855

Total Expenses	17,355	15,855	17,355

Net Income (Loss)	(17,355)	(15,855)	(17,355)

h. Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	For the Three-	For the Three-
	Month Period	Month Period	From inception
	Ended	Ended	(June 8, 2006) to
	March 31, 2008	March 31, 2007	March 31, 2008

Net Income (Loss)	(17,355)	(15,855)	(17,355)

Basic & Diluted (Loss)
per Share	(0.002)	(0.002)	(0.002)

Weighted Average Number /
of Shares	7,500,000	7,500,000	7,500,000

i. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three (3) months or less to be cash equivalents.

	March 31,		December 31,
	2008		2007

ASSETS
Current Assets
Cash		0	0

Total Current Assets		0	0

DRAYTON HARBOR RESOURCES, INC. (An Exploration Stage Company) NOTES TO THE FINANCIAL STATEMENTS (In US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
j. Liabilities

Liabilities are made up of current liabilities.

Current liabilities include a directors’ loan and accounting fees of $2,355 on aggregate.
March 31,
2008

LIABILITIES
Current Liabilities	1,500
Directors Loan	855

Total Current Liabilities	2,355

Long term Liabilities	0

Total Liabilities	2,355

Share Capital

a) Authorized:

100,000,000 common shares with a par value of $0.001.

b) Issued:

As of March 31, 2008, there are seven million five hundred thousand (7,500,000) shares issued and outstanding at a value of $0.002 per share for a total of $15,000.

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

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($17,355) for the period from June 30, 2006 to March 31, 2008 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Drayton Harbor Resources, Inc. (“we,” “us”, “our” or similar terms) was organized under the laws of the State of Nevada on June 8, 2006 to explore mineral properties for gold and copper in North America. Our principal executive offices are located at 502 East John Street, Carson City, Nevada, 89706. Our telephone number is (702) 973-1583.

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

We are in the process of establishing ourselves as a company to engage in the exploration of mineral properties for gold and copper in North America. We have staked a prospect that contains one (1) mining claim located approximately 120 km northwest of Vancouver, British Columbia (“BC”). We refer to this mining claim as the Canyon Gold Mine property (“Canyon Gold Property”).

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

Our business plan is to proceed with the exploration of the Canyon Gold Property to determine whether there is a potential for gold located on the properties that comprise the mineral claims. We have decided to proceed with the exploration program recommended by the geological report. We anticipate that the three (3) phases of the recommended geological exploration program will cost approximately $26,963.75, $85,000.00 and $175,000.00, respectively. We had $0 in cash reserves as of the period ended March 31, 2008. The lack of cash has kept us from conducting any exploration work on the property.

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
  $175,000.00 for Phase 3 of our recommended geological work program; and

We also anticipate incurring $10,000.00 for operating expenses, including professional legal and accounting expenses associated with compliance with periodic reporting requirements over the next twelve (12) months.

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
None.

ITEM 6. EXHIBITS

(a) Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein or incorporated by reference.

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

*Incorporated by reference to our Form SB-1 Registration Statement filed on September 7, 2006, SEC File Number 333-137160.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April, 2008.

DRAYTON HARBOR RESOURCES, INC.

Date: April 29, 2008

By: /s/ Bhupinder Singh Malhi Name: Bhupinder Singh Malhi Title: President (principal executive officer)

By: /s/ Rogel Gregario Name: Rogel Gregario

Title: Treasurer (principal financial officer and principal accounting officer)