Form 10KSB/A
period 2007-12-31
Drayton Harbor Resources Inc.
filed 2008-08-19
CIK 1373761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
Amendment No. 1
(Mark One)
[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR
	THE TRANSITION PERIOD FROM	TO
Commission file number: 333-137160

DRAYTON HARBOR RESOURCES, INC.

______________________________________________________________________________
(Name of small business issuer in its charter)

Nevada	98-0501477

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

502 East John Street
Carson City, Nevada	89706

(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (702) 882-3072

Securities Registered Under Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered None

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 issued and outstanding as at March 31, 2008.

Documents Incorporated by Reference: None.

Transitional Small Business Format. Yes [ ] No [X]

Explanatory Note Regarding Amendment

This Amendment No. 1 on Form 10-KSB/A (“Amendment No. 1”) is being filed, in part, to effect a restatement of the previously issued financial statements of the Company, as of and for the year ended December 31, 2007. The Company is restating its previously issued fiscal 2007 financial statements to correct an error that resulted from the inadvertent failure to account for director’s loans to the Company related to the payment of professional and corporate fees during 2007 and accounts payable outstanding. In addition, the Company retired 2,500,000 shares of its founders’ common stock during fiscal 2007 that resulted in a reduction of its outstanding common shares to 5,000,000.

This Amendment No.1 also amends Item 1 related to the Company’s anticipated exploration in areas other than Canada; Item 2 related to the Company’s abandonment of mineral claim(s); Item 5 related to the Company’s amendment to its articles of incorporation to increase its authorized common shares from 160,000,000 to 500,000,000 and approve a 4-for-1 forward stock split dividend, increase its total common shares outstanding post 4-for-1 forward stock split dividend and retirement of 2,500,000 common shares; Item 6 related to the Company’s anticipated future acquisition of new mineral property or properties; Items 9 and 12 related to an inadvertent error relating to the number of directors of the Company from two (2) to one (1) and Item 11 related to total common shares outstanding post 4-for-1 forward stock split dividend effected on January 4, 2008. In addition, the signature line has been amended as required pursuant to the Securities and Exchange Act of 1934, as amended, and, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment also includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1 and 32.2. The remaining Items contained within this Amendment No. 1 consist of all other Items originally contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007 in the form filed on April 18, 2008 ("Original Form 10-K/A"). This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-KSB or modify or update those disclosures in any way other than as required to reflect the effects of the restatements or as otherwise stated herein.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Drayton Harbor Resources, Inc. (“we”, “us”, “our” or the “Company”) was organized under the laws of the State of Nevada on June 8, 2006 to initially explore mining claims in the Province of British Columbia, Canada. We are currently anticipating exploration of mining claims in other various regions. Our principal executive offices are located at 502 East John Street, Carson City, Nevada, 89706. Our telephone number is (702) 882-3072.

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

We are in the process of establishing ourselves as a company to engage in the exploration of mineral properties in various regions.

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

We staked a prospect that contains one (1) mining claim located approximately 120 km northwest of Vancouver, British Columbia (“BC”). We refer to this mining claim as the Canyon Gold Mine property (“Canyon Gold” or “Canyon Gold Property”).

On July 21, 2006 we purchased the Canyon Gold property for USD $15,000. We thereafter abandoned this mining claim on May 23, 2007. Thus, although we currently do not have any mining claims which we plan to explore, our plans are to stake another claim in 2008.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a shareholder vote during the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

(a) Market for Common Equity and Related Stockholder Matters

Market Information

Our shares of common stock, par value $0.001 per share, were approved for quotation on the Over-the-Counter Bulletin Board ("OTC.BB") under the symbol "DHBR" on December 14, 2007. As of our fiscal year end date of December 31, 2007, our shares had not been traded.

Holders

As of March 31, 2008, we had 20,000,000 shares of common stock outstanding held by thirty-six (36) shareholders.

Dividends

On December 18, 2007, our articles of incorporation were amended to approve a 4-for-1 forward stock split dividend of our common stock outstanding which was effected on January 4, 2008.

Securities Authorized For Issuance Under Equity Compensation Plans

None.

(b) Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

Issuance of Common Stock

On August 13, 2007, John Briner, our previous president and director, sold 2,500,000 of his 5,000,000 shares of common stock to Bhupinder Singh Malhi and Rogel Gregario in the amounts of 1,800,000 and 700,000 common shares, respectively. We retired the other 2,500,000 shares of common stock from John Briner pursuant to a Stock Repurchase Agreement dated August 13, 2007. We sold an additional 2,500,000 shares of common stock to various shareholders in connection with our Registration Statement on Form SB-1 which was declared effective on March 28, 2007. Consequently, as of the fiscal year ended December 31, 2007, we had 5,000,000 shares of common stock outstanding.

On December 18, 2007, our sole director, Bhupinder Singh Malhi, approved an amendment to our articles of incorporation to increase our authorized share capital from 150 million to 600 million shares and approved a 4-for-1 forward stock split dividend of our common stock outstanding which was effected on January 4, 2008, resulting in 20,000,000 shares of common stock outstanding. In issuing these securities, we relied on the exemption from registration provided for by Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

See above.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Plan of Operation

At present, based on current operations, we do not have sufficient cash and liquid assets to satisfy our cash requirements over the next twelve (12) months. We have not generated any revenues from operations, and thus, do not have proceeds sufficient to meet our current monthly overhead, which includes our on-going business. We anticipate that we will not earn revenues until such time as we have acquired a new mineral property or properties and entered into commercial production, if any, of such mineral property or properties.

Our business plan is to acquire a mineral property for exploration during the next year and proceed with the exploration of the property to determine whether there is a potential for gold or other metals located on the properties that comprise the mineral claims.

We had $NIL in cash as of December 31, 2007. Our Registration Statement on Form SB-1 was declared effective on March 28, 2007 enabling us to offer up to a maximum offering of 2,500,000 common shares at a price of $0.008144 per share. We raised $20,360 through the sale of stock pursuant to this offering. Our management estimates that this amount will not be sufficient to meet all of our projected costs over the next twelve (12) months. We do not have sources available for the additional financing necessary to conduct our plan of operations.

We anticipate that we will incur $10,000 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements under the Securities Exchange Act of 1934 over the next twelve (12) month period.

We currently plan to pursue the acquisition of an interest in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim, as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration. This means that we might offer shares of our stock to obtain an option on a property. Once we obtain an option, we would then pursue finding the funds necessary to explore the mineral claim by one or more of the following means: engaging in an offering of our stock; engaging in borrowing; or locating a joint venture partner or partners.

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
PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Control Persons

Identification of Directors and Executive Officers

At present, we have two (2) executive officers and one (1) director. Mr. John Briner acted as our sole officer and director since our inception on June 8, 2006. Mr. Briner resigned as our President on May 23, 2007 and resigned as a member of our Board of Directors (“Board”) on

August 10, 2007. On May 23, 2007, we announced the appointment of Mr. Bhupinder Singh Malhi as President and a member of our Board and Rogel B. Gregario as our Secretary and Treasurer . Our Bylaws provide for a Board ranging from one (1) to nine (9) members, with the exact number to be specified by the Board. All directors will hold office until the next annual meeting of the stockholders following their election and until their successors have been elected and qualified. The Board appoints executive officers. Executive officers will hold office until the next annual meeting of our Board following their appointment and until their successors have been appointed and qualified. The list presented below sets forth the name and age of our executive officers and sole director, indicating all positions and offices with us held by such persons and their term of office as director and/or executive officers and the period during which they have served as such:

Name	Age	Positions	Director Since

Bhupinder Singh Malhi	31	President and Director	May 23, 2007

Rogel Gregario	30	Treasurer and Secretary	May 23, 2007

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

Rogel Gregario – Treasurer and Secretary

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

There has been no compensation, including, but not limited to, salary, stock or options, awarded to, earned by, or paid to any of our named executive officers or director(s) during the last fiscal year.

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

* Based on 20,000,000 shares of common stock outstanding, post forward stock split dividend, as of March 31, 2008.

Title of	Name and address of beneficial	Amount and nature of beneficial	Percent of
class	owner	owner	class
(1)	(2)	(3)	(4)*

Common	Bhupinder Singh Malhi	7,200,000 common shares;	36%
	2511 – G Galvez Compound	owned directly
	Aurora Street
	Pasay City Metro Manila
	Philippines
	0918 2796939

Common	Rogel Gregario	2,800,000 common shares;	14%
	2434 M. Dela Cruz Street	owned directly
	Pasay City, Metro Manila
	Philippines

(b) Security Ownership of Management

The following sets forth, as of March 31, 2008, each class of our equity securities, including directors’ qualifying shares, beneficially owned by all our directors and nominees, and our directors and executive officers as a group.

* Based on 20,000,000 shares of common stock outstanding, post forward stock split dividend, as of March 31, 2008.

Title of	Name of	Amount and nature of	Percent of
Class	beneficial owner	beneficial ownership	Class*
(1)	(2)	(3)	(4)

Common	Bhupinder Singh Malhi	7,200,000 common shares;	36%
	President and Director	owned directly

Common	Rogel Gregario	2,800,000 common shares;	14%
	Secretary, Treasurer and	owned directly
	Director

All Directors and	-	10,000,000 common shares	50%
Officers
as a Group

(c) Changes in Control None.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
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

(b) Parents

None.

(c) Promoters and Control Persons

Not applicable.

Director Independence

We currently have only one (1) director, Bhupinder Singh Malhi. Mr. Malhi is not considered independent as he is our currently acting President.

ITEM 13. EXHIBITS

31.1 Certifications by our Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications by our Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1 Stock Purchase Agreement between John Briner and Drayton Harbor Resources Inc.

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

DRAYTON HARBOR RESOURCES, INC.

August 18, 2008

By: /s/ Bhupinder Singh Malhi

Bhupinder Singh Malhi, President (principal executive officer, sole member of the board of directors)

By: /s/ Rogel Gregario

Rogel Gregario, Secretary and Treasurer (principal financial officer and principal accounting officer)

DRAYTON HARBOR Resources, Inc. (An Exploration Stage Company) Restated Financial Statements

Year ended December 31, 2007 (Stated in US Dollars)

Drayton Harbor Resources, Inc. (An Exploration Stage Company) Restated Financial Statements (Stated in US Dollars) December 31, 2007

Page

Report of Independent Registered Public Accounting Firm	2
Restated Balance Sheets	3
Restated Statements of Operations	4
Restated Statements of Cash Flows	5
Restated Statements of Stockholder’s Equity (Deficiency)	6
Notes to the Restated Financial Statements	7-13

F - 1

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors Drayton Harbor Resources, Inc. (An Exploration Stage Company)

We have audited the accompanying restated balance sheet of Drayton Harbor Resources, Inc. (An Exploration Stage Company) as of December 31, 2007 and 2006, and the related restated statements of operations, stockholders’ equity and cash flows for the year then ended and since inception on June 8, 2006 through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drayton Harbor Resources, Inc. (An Exploration Stage Company) as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the year then ended and since inception on June 8, 2006 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying restated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $17,545, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered Las Vegas, Nevada August 12, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

2

DRAYTON HARBOR RESOURCES, INC. RESTATED BALANCE SHEETS (An Exploration Stage Company) (Stated in US Dollars)

ASSETS

Cash and Equivalents	$ -	$ -

Total Current Assets	$ -	$ -

FIXED ASSETS
Total Fixed Assets	-	-

TOTAL ASSETS	$ -	$ -

CURRENT LIABILITIES
Accounts Payable	$ 538	$ 855
Loans From Director	17,007	-

Total Current Liabilities	$ 17,545	$ 855

LONG-TERM LIABILITIES
Total Long-Term Liabilities	$ -	$ -

TOTAL LIABILITIES	$ 17,545	$ 855

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value
600,000,000 shares authorized, 5,000,000
shares issued and outstanding	$ 5,000	$ 7,500
Paid in Capital	10,000	7,500
Deficit Accumulated During Exploration Stage	(32,545)	(15,855)

TOTAL STOCKHOLDERS EQUITY (Deficit)	(17,545)	(855)

TOTAL LIABILITIES &
STOCKHOLDER'S EQUITY (Deficit)	$ -	$ -

The accompanying notes are an integral part of these financial statements.

3

     DRAYTON HARBOR RESOURCES, INC. RESTATED STATEMENTS OF OPERATIONS

     December 31, 2007 (An Exploration Stage Company) (Stated in US Dollars)

		Period from June 8,	Cumulative amounts
	Year ended	2006 (Date of	from June 8, 2006
	December 31,	Inception) to	(Date of Inception) to
	2007	December 31, 2006	December 31, 2007

Revenue	$ -	$ -	$ -

Expenses
Corporate fees	450	855	1305
Professional fees	16,240	-	16,240

Total Expenses	16,690	855	17,545

Other Income and
Expenses
Impairment (loss) of	$ -	$ (15,000)	$ (15,000)
Mineral Rights

Net Loss	$ (16,690)	$ (15,855)	$ (32,545)

Basic And Diluted Loss
Per Common Share	$ (0.003)	$ (0.002)	$ (0.006)

Weighted Average
Number Of Common	5,000,000	7,500,000	5,000,000
Shares Outstanding

The accompanying notes are an integral part of these financial statements.

4

DRAYTON HARBOR RESOURCES, INC.
RESTATED STATEMENTS OF CASH FLOWS
December 31, 2007
(An Exploration Stage Company)
(Stated in US Dollars)

		Period from	Cumulative amounts
	Year ended	June 8, 2006	from June 8, 2006
	December 31,	(Date of Inception) to	(Date of Inception)
	2007	December 31, 2006	to December 31, 2007

Operating Activities
Net loss for the period	$ (16,690)	$ (15,855)	$ (32,545)

Adjustments to
Reconcile Net Loss to
Net Cash Used by
Operating Activities
Accounts payable and
accrued liabilities	$ 16,690	$ 855	$ 17,545

Net Cash Flows
from (Used In)	$ -	$ (15,000)	$ (15,000)
Operating
Activities

Investing Activities
Purchase of Canyon
Gold Property	$ -	$ (15,000)	$ (15,000)

Impairment Loss of
Mineral Rights	$ -	$ 15,000	$ 15,000

Net Cash Flows
from (Used In)
Investing	$ -	$ -	$ -
Activities

Financing Activities
Issuance of common	$ -	$ 7,500	$ 7,500
shares

Additional Paid-in	$ 2,500	$ 7,500	$ 10,000
Capital

Retirement of	$ (2,500)	-	(2,500)
founders’ common
shares

Net Cash Flows
from Financing	$ -	$ 15,000	$ 15,000
Activities

Cash/Cash Equivalents,	$ -	$ -	$ -
Beginning Of Period

Cash/Cash Equivalents,	$ -	$ -	$ -
End Of Period

The accompanying notes are an integral
part of these financial statements.

5

DRAYTON HARBOR RESOURCES, INC.

RESTATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY) From Inception (June 8, 2006) to December 31, 2007 (An Exploration Stage Company) (Stated in US Dollars)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid in	Deficit	Equity
			Capital	During
				Exploration
				Stage

Common Stock Issued @
Founders for Cash
($0.002 per share)
on June 8, 2006	7,500,000	$ 7,500	$7,500	$ -	15,000

Net (Loss) for period				(15,855)	(15,855)

Balance, December 31, 2006				(15,855)	(855)

Retirement of Founders’
Common Stock on August 13, 2007	(2,500,000)	$ (2,500)	$2,500	$ -	-

Net (Loss) for period				(16,690)	(16,690)

Balance, December 31, 2007	5,000,000	$ 5,000	$10,000	$(32,545)	(17,545)

The accompanying notes are an integral part of these financial statements.

6

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
Footnotes to the Restated Financial Statements.
December 31, 2007
(Stated in U.S. Dollars)

NOTE 1 -	ORGANIZATION AND DESCRIPTION OF BUSINESS

The company was incorporated in the State of Nevada on June 8, 2006 as Drayton
Harbor Resources Inc. (the “Company”). The Company is engaged in the exploration, development and production of various metals and/or minerals. On
December 18, 2007, the Company amended its articles of incorporation to increase its authorized share capital from 150 million to 600 million shares and to approve a
4-for-1 forward stock split dividend of its common stock outstanding, resulting in
20,000,000 shares of common stock outstanding.

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

7

DRAYTON HARBOR RESOURCES, INC. (An Exploration Stage Company) Footnotes to the Restated Financial Statements. December 31, 2007 (Stated in U.S. Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable.

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

f. Assets

The company holds no assets as of December 31, 2007.

8

DRAYTON HARBOR RESOURCES, INC. (An Exploration Stage Company) Footnotes to the Restated Financial Statements. December 31, 2007 (Stated in U.S. Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

2007
ASSETS

CURRENT ASSETS
Cash and Equivalents	$ -

Total Current Assets

FIXED ASSETS
Total Fixed Assets	$ -

TOTAL ASSETS

Mineral Property

The Company abandoned its claim to the Canyon Gold Property on May 23, 2007.

g. Income

Income represents all of the Company’s revenue less all its expenses in the period incurred. The Company has no revenues as of December 31, 2007 and has incurred expenses of $16,690 during the same period, $450 representing corporate fees and $16,240 representing professional fees.

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

9

DRAYTON HARBOR RESOURCES, INC. (An Exploration Stage Company) Footnotes to the Restated Financial Statements. December 31, 2007 (Stated in U.S. Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

December 31, 2007

REVENUE	$ -

EXPENSES
Corporate Fees	$ 450
Professional Fees	$ 16,240

Total Expenses	$ (16,690)

Other Income and Expenses

Impairment (loss) of Mineral Rights
Net Income (loss)	$ (16,690)

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

Decenber 31, 2007
Net Income (loss)	$ (16,690)

Basic & Diluted (loss) per Share	$ (0.003)

Weighted Average Number
of Common Shares Outstanding	5,000,000

i. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

10

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
Footnotes to the Restated Financial Statements.
December 31, 2007
(Stated in U.S. Dollars)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

December 31

2007

ASSETS

CURRENT ASSETS
	Cash and Equivalents	$ -

Total Current Assets

j. Liabilities

Liabilities are made up of current liabilities.

Current liabilities include accounts payable of $538 and director’s loans of $17,007 on aggregate.

CURRENT LIABILITIES
Accounts Payable	$ 538
Loans From Director	$ 17,007

Total Current Liabilities	$ 17,545

LONG-TERM LIABILITIES
Total Long-Term Liabilites	$ -

TOTAL LIABILITIES	$ 17,545

Share Capital

a) Authorized:

600,000,000 common shares with a par value of $0.001.

b) Issued:

As of December 31, 2007, there are 5,000,000 shares issued and outstanding.

11

DRAYTON HARBOR RESOURCES, INC. (An Exploration Stage Company) Footnotes to the Restated Financial Statements. December 31, 2007 (Stated in U.S. Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has no stock option plan, warrants or other dilutive securities.

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

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($32,545) for the period from June 8, 2006 (inception) to December 31, 2007 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4	SUBSEQUENT EVENT During the compilation of the December 31, 2007 financial statements, an $855 error in the accumulated total of the Loans from Director was recognized and corrected.

NOTE 5

EXPLANATORY NOTE-RESTATEMENT OF FINANCIAL AND OTHER INFORMATION

This Amendment No. 1 on Form 10-KSB/A (“Amendment No. 1”) is being filed, in part, to effect a restatement of the previously issued financial statements of the Company, as of and for the year ended December 31, 2007. The Company is restating its previously issued fiscal 2007 financial statements to correct an error that resulted from the inadvertent failure to account for director’s loans to the Company related to the payment of professional and corporate fees during 2007 and accounts payable outstanding. In addition, the Company retired 2,500,000 shares of its founders’ common stock during fiscal 2007 that resulted in a reduction of its outstanding common shares to 5,000,000.

This Amendment No.1 also amends Item 1 related to the Company’s anticipated exploration in areas other than Canada; Item 2 related to the Company’s abandonment of mineral claim(s); Item 5 related to the Company’s amendment to its articles of incorporation to increase its authorized common shares from 160,000,000

12

DRAYTON HARBOR RESOURCES, INC. (An Exploration Stage Company) Footnotes to the Restated Financial Statements. December 31, 2007 (Stated in U.S. Dollars)

NOTE 5 - EXPLANATORY NOTE-RESTATEMENT OF FINANCIAL AND OTHER INFORMATION (continued)

to 500,000,000 and approve a 4-for-1 forward stock split dividend, increase its total common shares outstanding post 4-for-1 forward stock split dividend and retirement of 2,500,000 founders’ common shares; Item 6 related to the Company’s anticipated future acquisition of new mineral property or properties; Items 9 and 12 related to an inadvertent error relating to the number of directors of the Company from two (2) to one (1) and Item 11 related to total common shares outstanding post 4-for-1 forward stock split dividend effected on January 4, 2008. In addition, the signature line has been amended as required pursuant to the Securities and Exchange Act of 1934, as amended, and, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment also includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1 and 32.2. The remaining Items contained within this Amendment No. 1 consist of all other Items originally contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007 in the form filed on April 18, 2008 ("Original Form 10-K/A"). This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-KSB or modify or update those disclosures in any way other than as required to reflect the effects of the restatements or as otherwise stated herein.

13