Form 10-Q/A
period 2008-03-31
Drayton Harbor Resources Inc.
filed 2008-08-19
CIK 1373761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Amendment No1 FORM 10-Q/A (Amendment No.1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-137520

DRAYTON HARBOR RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	98-0501477 (I.R.S. Employer Identification No.) 502 East John Street, Carson City, Nevada, 89706 (Address of principal executive offices) Registrant’s telephone number: 702-973-1583

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)

Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] SEC 1296 (02-08) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of April 30, 2008: 20,000,000

EXPLANATORY NOTE REGARDING AMENDMENT

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is being filed, in part, to effect a restatement of the previously issued financial statements of the Company, as of and for the quarter ended March 31, 2008. The Company previously restated its prior issued fiscal 2007 financial statements to correct an error that resulted from the inadvertent failure to account for director’s loans to the Company related to the payment of professional and corporate fees during 2007 and accounts payable outstanding. In addition, the Company retired 2,500,000 shares of its founders’ common stock during fiscal 2007 that resulted in a reduction of its outstanding common shares to 5,000,000. Thereafter, the Company, effective January 4, 2008, conducted a 4-for-1 forward stock split dividend resulting in 20,000,000 common shares issued and outstanding. This Amendment No. 1 is being filed to account for and correct items relating to these amendments.

This Amendment No.1 also amends Item 2 related to the Company’s abandonment of mineral claim(s) and anticipated future acquisition of new mineral property or properties. In addition, this Amendment No. 1 has been amended to comply with the new smaller reporting company filing requirements on Form 10-Q and, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 also includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1 and 32.2. The remaining Items contained within this Amendment No. 1 consist of all other Items originally contained in our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008 in the form filed on May 14, 2008 ("Original Form 10-QSB"). This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-QSB or modify or update those disclosures in any way other than as required to reflect the effects of the restatements or as otherwise stated herein.

		Drayton Harbor Resources, Inc.
		INDEX TO THE FORM 10-Q
		For the quarterly period ended March 31, 2008
			PAGE

PART I	FINANCIAL INFORMATION		F-1
	ITEM 1.	FINANCIAL STATEMENTS (unaudited)	F-1
		Condensed Consolidated Balance Sheets	F-2
		Condensed Consolidated Statements of Operations and Deficit	F-3
		Condensed Consolidated Statements of Stockholders’ Equity	F-4
		Condensed Consolidated Statements of Cash Flows	F-5
		Notes to the Condensed Consolidated Financial Statements	F-6 to F-7
	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL	14
		CONDITION AND RESULTS OF OPERATIONS
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT	15
		MARKET RISK
	ITEM 4.	CONTROLS AND PROCEDURES
	ITEM	CONTROLS AND PROCEDURES
	4T.
PART II	OTHER INFORMATION		16
	ITEM 1.	LEGAL PROCEEDINGS	16
	ITEM	RISK FACTORS
	1A.
	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF	16
		PROCEEDS
	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16
	ITEM 5.	OTHER INFORMATION	16
	ITEM 6.	EXHIBITS	16
		SIGNATURES	17

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

RESTATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
RESTATED BALANCE SHEETS
(Stated in US Dollars)

	(Unaudited)	(Audited)
	March 31	December 31
	2008	2007

ASSETS
Current Assets
Cash	0	0

Total Current Assets	0	0

Fixed Assets	0	0

Total Assets	0	0

CURRENT
LIABILITIES
Accounts Payable	2,274	538
Directors Loan	17,643	17,007

Total Current Liabilities	19,917	17,545

Long term Liabilities	0	0

Total Liabilities	19,917	17,545

EQUITY
600,000,000 common
shares authorized with a
par value of $0.001 per
share
20,000,000 common
shares issued and
outstanding as of
March 31, 2008	20,000	5,000
Additional Paid-in
Capital	(5,000)	10,000
Retained Earnings
(Loss)	(34,917)	(32,545)

Total Stockholders’
Equity (Deficit)	(19,917)	(17,545)

TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY	0	0

The accompanying notes are an integral part of these financial statements.

		DRAYTON HARBOR RESOURCES, INC.
		(An Exploration Stage Company)
		RESTATED INCOME STATEMENTS
		(Stated in US Dollars)

	For the Three-	For the Three-
	Month Period	Month Period	From inception
	Ended	Ended	(June 8, 2006) to
	March 31, 2008	March 31, 2007	March 31, 2008

Revenue	0	0	0

Expenses
Professional Fees	2,372	0	18,612
Corporate Fees	0	855	1,305

Total Expenses	2,372	855	19,917

Other Income and
Expenses

Impairment (Loss) of
Mineral Rights	-	(15,000)	(15,000)

Net Income (Loss)	(2,372)	(15,855)	(34,917)

Basic & Diluted (Loss)
Per Common Share	(0.0001)	(0.002)	(0.002)

Weighted Average Number of Common Shares Outstanding (1)

20,000,000

7,500,000

20,000,000

(1) Earnings per share and weighted average shares outstanding for the three months ended March 31, 2008 and from inception to March 31, 2008 have been restated to reflect a four-for-one stock split in January 2008.

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.

(An Exploration Stage Company)

RESTATED STATEMENT(S) OF STOCKHOLDERS’ EQUITY (DEFICIENCY) From Inception (June 8, 2006) to March 31, 2008 (Stated in US Dollars)

	Common	Amount	Paid In	Deficit	Total Equity
	Stock		Capital	Accumulated
	Shares			During
				Development
				Stage

Common	30,000,000	30,000	(15,000)		15,000
Stock Issued to
Founders for
Cash on June
8, 2006

Net (Loss) for				(15,855)	(15,855)
period

Balance,	30,000,000	30,000	(15,000)	(15,855)	(855)
December 31,
2006

Retirement of	(10,000,000)	(10,000)	10,000	-	-
Founders’
Common
Stock on
August 13,
2007

Net (Loss) for				(16,690)	(16,690)
period

Balance,	20,000,000	20,000	(5,000)	(32,545)	(17,545)
December 31,
2007

Net (Loss) for				(2,372)	(2,372)
period

Balance,	20,000,000	20,000	(5,000)	(34,917)	(19,917)
March 31,
2008

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
RESTATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

		For the Three-
	For the Three-Month	Month Period	From inception
	Period Ended	Ended	(June 8, 2006) to
	March 31, 2008	March 31, 2007	March 31, 2008

Operating Activities
Net Income (Loss)	(2,372)	(15,855)	(34,917)
Recognition of an Impairment Loss
(Mineral Claims)	-	15,000	15,000
Accounts Payable and Accrued
Liabilities	2,372	855	19,917

Net Cash used by Operating
Activities	0	0	0

Investing Activities
Purchase of Mineral Claim	-	(15,000)	(15,000)
Impairment (Loss) of Mineral Rights		15,000	15,000

Net Cash used by Investing
Activities	0	0	0

Financing Activities
Issuance of 30,000,000 Common
Shares @ $0.0005 Per Common
Share	-	7,500	7,500
Additional Paid-in Capital	-	7,500	10,000
Retirement of Founders’ Common
Shares	-	-	(2,500)

Net Cash provided from Financial
Activities	0	15,000	15,000

Cash/Cash Equivalents,
Beginning of Period	0	0	0

Cash/Cash Equivalents,
End of Period	0	0	0

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE RESTATED FINANCIAL STATEMENTS (Stated in US Dollars)

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

Drayton Harbor Resources, Inc. (the “Company”) was organized under the laws of the State of Nevada on June 08, 2006 to explore mineral properties in North America. The Company was formed to engage in the exploration of mineral properties.

NOTE 2 CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 3

GOING CONCERN

The Company’s financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4

STOCK SPLIT

Effective January 4, 2008, outstanding shares of the Company’s common stock were split four-for-one. All prior share and per share amounts have been restated to reflect the stock split.

NOTE 5 EXPLANATORY NOTE-RESTATEMENT OF FINANCIAL AND OTHER INFORMATION

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is being filed, in part, to effect a restatement of the previously issued financial statements of the Company, as of and for the quarter

DRAYTON HARBOR RESOURCES, INC. (An Exploration Stage Company) NOTES TO THE RESTATED FINANCIAL STATEMENTS (Stated in US Dollars)

NOTE 4

EXPLANATORY NOTE-RESTATEMENT OF FINANCIAL AND OTHER INFORMATION (continued)

ended March 31, 2008. The Company previously restated its prior issued fiscal 2007 financial statements to correct an error that resulted from the inadvertent failure to account for director’s loans to the Company related to the payment of professional and corporate fees during 2007 and accounts payable outstanding. In addition, the Company retired 2,500,000 shares of its founders’ common stock during fiscal 2007 that resulted in a reduction of its outstanding common shares to 5,000,000.

Thereafter, the Company, effective January 4, 2008, conducted a 4-for-1 forward stock split dividend resulting in 20,000,000 common shares issued and outstanding. This Amendment No. 1 is being filed to account for and correct items relating to these amendments.

This Amendment No.1 also amends Item 2 related to the Company’s abandonment of mineral claim(s) and anticipated future acquisition of new mineral property or properties. In addition, this Amendment No. 1 has been amended to comply with the new smaller reporting company filing requirements on Form 10-Q and, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 also includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1 and 32.2. The remaining Items contained within this Amendment No. 1 consist of all other Items originally contained in our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008 in the form filed on May 14, 2008 ("Original Form 10-QSB"). This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-QSB or modify or update those disclosures in any way other than as required to reflect the effects of the restatements or as otherwise stated herein.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Drayton Harbor Resources, Inc. (“we,” “us”, “our” or similar terms) was organized under the laws of the State of Nevada on June 8, 2006 to explore mineral properties. Our principal executive offices are located at 502 East John Street, Carson City, Nevada, 89706. Our telephone number is (702) 973-1583.

On March 28, 2007, our Registration Statement on Form SB-1 was declared effective, allowing our sole shareholder to sell 2,500,000 shares of our common stock at a price of $0.008144 per share.

The following discussion should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this quarterly report. In addition to the historical consolidated financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

FULL FISCAL YEARS

Liquidity

We do not know of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way

We do not have any material unused sources of liquid assets. We currently can satisfy our cash requirements for the next three (3) months. We anticipate we will have to raise additional funds of approximately $300,000 during the next twelve (12) months to meet our cash requirements.

We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or available on acceptable terms.

Capital Resources

We do not currently have any material commitments for capital expenditures as of the end of the latest fiscal period. We are also not aware of any material trends, favorable or unfavorable, in our capital resources nor do we expect any material changes in the mix and relative cost of such resources.

Results of Operations

We currently have no revenue from operations. We are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses since inception of our operations in June 2006.

We are in the process of establishing ourselves as a company to engage in the exploration of mineral properties. We do not currently have any mining claims which we plan to explore, however, we plan to pursue the acquisition of an interest in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration. This means that we might offer shares of our stock to obtain an option on a property. Once we obtain an option, we would then pursue finding the funds necessary to explore the mineral claim by one or more of the following means: engaging in an offering of our stock; engaging in borrowing; or locating a joint venture partner or partners.

We anticipate that we will incur $10,000.00 for operating expenses over the next twelve (12) month period, including professional legal and accounting expenses associated with compliance with our continuing periodic reporting requirements.

We are not aware of any unusual or infrequent events or transactions or any significant economic changes that materially affected or could materially affect the amount of our reported income from continuing operations. We are also not aware of any trends or uncertainties that have had or that we reasonably expect will have a material favorable or unfavorable impact on our net sales or revenues or income from continuing operations.

Inflation and changing prices have not impacted our net sales and revenues or our income from continuing operations.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

As a smaller reporting company, we are not required to provide this information.

INTERIM PERIODS

Material Changes in Financial Condition and Results of Operations

At March 31, 2008, we had working capital of $(20,455) compared to working capital of $(17,545) at December 31, 2007. At both March 31, 2008 and December 31, 2007, our total assets were $NIL.

At March 31, 2008, our total current liabilities increased to $(20,455) as compared with $(17,545) at December 31, 2007 as a result of accounts payable of $2,274 and a director’s loan(s) in the amount of $636.

We have had $NIL revenue from inception.

We posted losses of $(2,372) for the quarter ended March 31, 2008, compared to a net loss of $(15,855) for the quarter ended March 31, 2007. From inception to March 31, 2008, we have incurred losses of $(34,917). The principal components of losses were professional fees of $18,612, corporate fees of $1,305 and purchase of the Canyon Gold Property for $15,000.

SAFE HARBOR

Not applicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES See Item 4T. ITEM 4T. CONTROLS AND PROCEDURES Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5.	OTHER INFORMATION
None.
ITEM 6.	EXHIBITS

(a) Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein or incorporated by reference.

Exhibit
Number	Description

3.1	Articles of Incorporation, as Amended*

3.2	Bylaws*

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

*Incorporated by reference to our Form SB-1 Registration Statement filed on September 7, 2006, SEC File Number 333-137160.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of August, 2008.

DRAYTON HARBOR RESOURCES, INC.

Date: August 18, 2008	By:	/s/ Bhupinder Singh Malhi

Name: Bhupinder Singh Malhi
Title: President (principal executive officer)

	By:	/s/ Rogel Gregario

Name: Rogel Gregario
Title: Treasurer (principal financial officer and principal accounting officer)