Form 10-Q
period 2008-06-30
Drayton Harbor Resources Inc.
filed 2008-08-19
CIK 1373761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of August 10, 2008: 20,000,000

		Drayton Harbor Resources, Inc.
		INDEX TO THE FORM 10-Q
		For the quarterly period ended June 30, 2008
			PAGE

PART I	FINANCIAL INFORMATION		F-1
	ITEM 1.	FINANCIAL STATEMENTS (unaudited)	F-1
		Condensed Consolidated Balance Sheets	F-2
		Condensed Consolidated Statements of Operations and Deficit	F-3
		Condensed Consolidated Statements of Stockholders’ Equity	F-4
		Condensed Consolidated Statements of Cash Flows	F-5
		Notes to the Condensed Consolidated Financial Statements	F-6 to
	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL	13
		CONDITION AND RESULTS OF OPERATIONS
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT	14
		MARKET RISK
	ITEM 4.	CONTROLS AND PROCEDURES	14
	ITEM	CONTROLS AND PROCEDURES	14
	4T.
PART II	OTHER INFORMATION		14
	ITEM 1.	LEGAL PROCEEDINGS	14
	ITEM	RISK FACTORS
	1A.
	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF	14
		PROCEEDS
	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	14
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14
	ITEM 5.	OTHER INFORMATION	14
	ITEM 6.	EXHIBITS	15
		SIGNATURES	16

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

JUNE 30, 2008

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

	(Unaudited)	(Unaudited)
	June 30	March 31
	2008	2008

ASSETS
Current Assets
Cash	0	0

Total Current Assets	0	0

Fixed Assets	0	0

Total Assets	0	0

CURRENT
LIABILITIES
Accounts Payable	6,744	2,274
Directors Loan	24,075	17,643

Total Current Liabilities	30,819	19,917

Long term Liabilities	0	0

Total Liabilities	30,819	19,917

EQUITY
600,000,000 common
shares authorized with a
par value of $0.001 per
share
20,000,000 common
shares issued and
outstanding as of
June 30, 2008	20,000	5,000
Additional Paid-in
Capital	(5,000)	10,000
Retained Earnings
(Loss)	(45,819)	(34,917)

Total Stockholders
Equity (Deficit)	(30,819)	(19,917)

TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY	0	0

The accompanying notes are an integral part of these financial statements.

		DRAYTON HARBOR RESOURCES, INC.
		(An Exploration Stage Company)
		INCOME STATEMENTS
		(Stated in US Dollars)

	For the Three-	For the Three-
	Month Period	Month Period	From inception
	Ended	Ended	(June 8, 2006) to
	June 30, 2008	June 30, 2007	June 30, 2008

Revenue	0	0	0

Expenses
Professional Fees	10,902	0	29,514
Corporate Fees	0	855	1,305

Total Expenses	10,902	855	30,819

Other Income and
Expenses

Impairment (Loss) of
Mineral Rights	-	(15,000)	(15,000)

Net Income (Loss)	(10,902)	(15,855)	(45,819)

Basic & Diluted (Loss)
Per Common Share	(0.005)	(0.002)	(0.002)

Weighted Average Number
of Common Shares
Outstanding	20,000,000	7,500,000	20,000,000

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
STATEMENT(S) OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
From Inception (June 8, 2006) to June 30, 2008
(Stated in US Dollars)

	Common	Amount	Paid In	Deficit	Total Equity
	Stock		Capital	Accumulated
	Shares			During
				Development
				Stage

Common	30,000,000	30,000	(15,000)		15,000
Stock Issued to
Founders for
Cash,on June
8, 2006

Net (Loss) for				(15,855)	(15,855)
period

Balance,	30,000,000	30,000	(15,000)	(15,855)	(855)
December 31,
2006

Retirement of	(10,000,000)	(10,000)	10,000	-	-
Founders’
Common
Shares on
August 13,
2007

Net (Loss) for				(16,690)	(16,690)
period

Balance,	20,000,000	20,000	(5,000)	(32,545)	(17,545)
December 31,
2007

Net (Loss) for				(2,372)	(2,372)
period

Balance,	20,000,000	20,000	(5,000)	(34,917)	(19,917)
March 31,
2008

Net (Loss) for				(10,902)	(10,902)
period

Balance, June	20,000,000	20,000	(5,000)	(45,819)	(30,819)
30, 2008

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS (Stated in US Dollars)

		For the Three-
	For the Three-Month	Month Period	From inception
	Period Ended	Ended	(June 8, 2006) to
	June 30, 2008	June 30, 2007	June 30, 2008

Operating Activities
Net Income (Loss)	(10,902)	(15,855)	(45,819)
Recognition of an Impairment Loss
(Mineral Claims)	-	15,000	15,000
Accounts Payable and Accrued
Liabilities	10,902	855	30,819

Net Cash used by Operating
Activities	0	0	0

Investing Activities
Purchase of Mineral Claim	-	(15,000)	(15,000)
Impairment (Loss) of Mineral Rights		15,000	15,000

Net Cash used by Investing
Activities	0	0	0

Financing Activities
Issuance of 30,000,000 Common
Shares @ $0.0005 Per Common
Share	-	7,500	7,500
Additional Paid-in Capital	-	7,500	10,000
Repurchase of Common Shares	-	-	(2,500)

Net Cash provided from Financial
Activities	0	15,000	15,000

Cash/Cash Equivalents,
Beginning of Period	0	0	0

Cash/Cash Equivalents,
End of Period	0	0	0

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC. (An Exploration Stage Company) NOTES TO THE FINANCIAL STATEMENTS (Stated in US Dollars)

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

Drayton Harbor Resources, Inc. (the “Company”) was organized under the laws of the State of Nevada on June 08, 2006 to explore mineral properties in North America. The Company was formed to engage in the exploration of mineral properties.

NOTE 2 CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

INTERIM PERIODS

Material Changes in Financial Condition and Results of Operations

At June 30, 2008, we had working capital of $(30,819) compared to working capital of $(17,545) at December 31, 2007. At both June 30, 2008 and December 31, 2007, our total assets were $NIL.

At June 30, 2008, our total current liabilities increased to $(30,819) as compared with $(17,545) at December 31, 2007 as a result of accounts payable of $6,744 and director’s loan(s) in the amount of $6,529.

We have had $NIL revenue from inception.

We posted losses of $(10,902) for the quarter ended June 30, 2008, compared to a net loss of $(15,855) for the quarter ended June 30, 2007. From inception to June 30, 2008, we have incurred losses of $(45,819). The principal components of losses were professional fees of $29,514, corporate fees of $1,305 and purchase of the Canyon Gold Property for $15,000.

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