Form 10-Q
period 2008-09-30
Drayton Harbor Resources Inc.
filed 2008-11-21
CIK 1373761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of November 19, 2008: 20,000,000

		Drayton Harbor Resources, Inc.
		INDEX TO THE FORM 10-Q
		For the quarterly period ended September 30, 2008
			PAGE

PART I	FINANCIAL INFORMATION		F-1
	ITEM 1.	FINANCIAL STATEMENTS (unaudited)	F-1
		Condensed Balance Sheets	F-2
		Condensed Statements of Operations and Deficit	F-3
		Condensed Statements of Cash Flows	F-4
		Notes to the Condensed Financial Statements	F-5
	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL	13
		CONDITION AND RESULTS OF OPERATIONS
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT	14
		MARKET RISK
	ITEM 4.	CONTROLS AND PROCEDURES	14
	ITEM 4T.	CONTROLS AND PROCEDURES	14
PART II	OTHER INFORMATION		14
	ITEM 1.	LEGAL PROCEEDINGS	14
	ITEM 1A.	RISK FACTORS
	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF	14
		PROCEEDS
	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	14
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14
	ITEM 5.	OTHER INFORMATION	14
	ITEM 6.	EXHIBITS	15
		SIGNATURES	16

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

SEPTEMBER 30, 2008

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS
(Stated in US Dollars)

	(Unaudited)	(Audited)
	September 30	December 31
	2008	2007

ASSETS
Current Assets
Cash	0	0

Total Current Assets	0	0

Fixed Assets	0	0

Total Assets	0	0

CURRENT
LIABILITIES
Accounts Payable	1,500	2,274
Directors Loan	39,128	17,643

Total Current Liabilities	40,628	19,917

Long term Liabilities	0	0

Total Liabilities	40,628	19,917

EQUITY
600,000,000 common
shares authorized with a
par value of $0.001 per
share
20,000,000 common
shares issued and
outstanding as of
September 30, 2008	20,000	5,000
Additional Paid-in
Capital	(5,000)	10,000
Retained Earnings
(Loss)	(55,628)	(34,917)

Total Stockholders
Equity (Deficit)	(40,628)	(19,917)

TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY	0	0

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For the Three-	For the Nine-	For the Three-	For the Nine-	(Unaudited)
	Month Period	Month Period	Month Period	Month Period	From inception
	Ended	Ended	Ended	Ended	(June 8, 2006) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2008	2007	2007	2008

Revenue	0	0	0	0	0

Expenses
Professional Fees	9,809	23,083	0	0	46,067
Corporate Fees	0	0	855	855	1,305

Total Expenses	9,809	23,083	855	855	47,372

Other Income and
Expenses

Impairment (Loss) of
Mineral Rights	-	-	(15,000)	(15,000)	(15,000)

Net Income (Loss)	(9,809)	(23,083)	(15,855)	(15,855)	(62,372)

Basic & Diluted (Loss)
Per Common Share	(0.00)		(0.002)		(0.003)

Weighted Average Number
of Common Shares
Outstanding	20,000,000		7,500,000		20,000,000

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC. (An Exploration Stage Company) CONDENSED STATEMENTS OF CASH FLOW (Stated in US Dollars)

		For the Nine-
	For the Nine-Month	Month Period	From inception
	Period Ended	Ended	(June 8, 2006) to
	September 30, 2008	September 30, 2007	September 30, 2008

Operating Activities
Net Income (Loss)	(23,083)	(15,855)	(55,628)
Recognition of an Impairment Loss
(Mineral Claims)	-	15,000	15,000
Accounts Payable and Accrued
Liabilities	23,083	855	40,628

Net Cash used by Operating
Activities	0	0	0

Investing Activities
Purchase of Mineral Claim	-	(15,000)	(15,000)
Impairment (Loss) of Mineral Rights		15,000	15,000

Net Cash used by Investing
Activities	0	0	0

Financing Activities
Issuance of 30,000,000 Common
Shares @ $0.0005 Per Common
Share	-	7,500	7,500
Additional Paid-in Capital	-	7,500	10,000
Repurchase of Common Shares	-	-	(2,500)

Net Cash provided from Financial
Activities	0	15,000	15,000

Cash/Cash Equivalents,
Beginning of Period	0	0	0

Cash/Cash Equivalents,
End of Period	0	0	0

The accompanying notes are an integral part of these financial statements.

DRAYTON HARBOR RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Stated in US Dollars)

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

Drayton Harbor Resources, Inc. (the “Company”) was organized under the laws of the State of Nevada on June 08, 2006 to explore mineral properties in North America. The Company was formed to engage in the exploration of mineral properties.

NOTE 2 CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

FULL FISCAL YEARS

Liquidity

We do not know of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way

We do not have any material unused sources of liquid assets. We currently cannot satisfy our cash requirements for the next twelve (12) months. We anticipate we will have to raise additional funds of approximately $300,000 during the next twelve (12) months to meet our cash requirements.

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

INTERIM PERIODS

Material Changes in Financial Condition and Results of Operations

At September 30, 2008, we had working capital of $(40,628) compared to working capital of $(19,917) at December 31, 2007. At both September 30, 2008 and December 31, 2007, our total assets were $NIL.

At September 30, 2008, our total current liabilities increased to $(40,628) as compared with $(19,917) at December 31, 2007 as a result of an increase in director’s loan(s) from $19,917 to $39,128.18, which was partially offset by a decrease in accounts payable from $2,274 for the period ended September 30, 2007, to $1,500 for the current period.

We have had $NIL revenue from inception.

We posted losses of $(9,809) for the quarter ended September 30, 2008, compared to a net loss of $(15,855) for the quarter ended September 30, 2007. From inception to September 30, 2008, we have incurred losses of $(62,372). The principal components of losses since inception were professional fees of $46,067, corporate fees of $1,305 and purchase of the Canyon Gold Property for $15,000.

SAFE HARBOR

Not applicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of September 30, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives ------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by January 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by June 30, 2009.

Changes in internal controls over financial reporting -----------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

*Incorporated by reference to our Form SB-1 Registration Statement filed on September 7, 2006, SEC File Number 333-137160.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of November, 2008.

DRAYTON HARBOR RESOURCES, INC.

Date: November 19, 2008	By:	/s/ Bhupinder Singh Malhi

Name: Bhupinder Singh Malhi
Title: President (principal executive officer)

	By:	/s/ Rogel Gregario

Name: Rogel Gregario
Title: Treasurer (principal financial officer and principal accounting officer)