Form 10-K
period 2008-12-31
LED Power Group, Inc.
filed 2009-03-31
CIK 1373761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

                     (Mark one)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-32565

LED POWER GROUP, INC.
(FORMERLY DRAYTON HARBOR RESOURCES, INC.)
(Exact name of registrant as specified in its Charter)

Nevada	98-0501477
(State of Incorporation)	(I.R.S. Employer Identification No.)

104 Swallow Hill Drive Barnstable, MA	02630
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (508) 362-4420

Securities registered under Section 12(b) of the Exchange Act:
NONE

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, .0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of December 31, 2008, the aggregate market value of the Company’s common stock held by non-affiliates was $32,875,750.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2009, there were 72,500,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

PART I.

ITEM 1. BUSINESS

Background

LED Power Group, Inc. (“we”, “us”, “our” or the “Company”) was organized under the laws of the State of Nevada on June 8, 2006 under the name “Drayton Harbor Resources, Inc.” and was engaged in the exploration of mineral interest located in British Columbia, Canada. We have relinquished our rights to this mineral interest and changed our focus to the research, development, manufacturing and sales of light-emitting diode (LED) products towards the end of 2008.

In furtherance of our business objectives, on January 12, 2009, we entered into a definitive Agreement and Plan of Merger with LED Power Group, Inc. f.k.a. LED Power, Inc., a Nevada corporation ("LPG") and Drayton Acquisition Sub, Inc., our wholly-owned subsidiary, whereby Drayton Acquisition Sub, Inc. merged with and into LPG, with LPG remaining as the surviving entity and becoming our wholly-owned subsidiary.  Under the terms of the Agreement and Plan of Merger, we issued 9,000,000 pre-split shares of our common stock to Trussnet Capital Partners (Cayman) Ltd. for all of the issued and outstanding shares of LPG.  LPG has limited operations and owns the rights to an assignment agreement with Jumbo Power Technology Ltd., Liao Pheng-Piao and Liu Chih-Chun (“Licensors”) dated December 2008 (the “Assignment Agreement”).  Under the terms of the Assignment Agreement, LPG was licensed the exclusive rights to certain intellectual property owned by Licensors in relation to the production of LED products.

To further facilitate our shift in business focus, on January 16, 2009, we effected a 2.5 for 1 forward stock split of all of our issued and outstanding shares of common stock. Additionally, on February 2, 2009, we merged with our wholly-owned subsidiary LPG for the purposes of effective a name change to “LED Power Group, Inc.”

Development

We currently have no revenue from operations. In order to meet our business objectives, we will need to raise additional funds through equity or convertible debt financing. There can be no assurance that we will be successful in raising additional funds and, if unsuccessful, our plans for expanding operations and business activities may have to be curtailed. Any attempt to raise funds, through debt or equity financing, would likely result in dilution to existing shareholders.

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties to preserve our working capital.

We do not anticipate making any major purchases of capital assets in the next six months. We believe that, with our current efforts to raise capital, we will have sufficient cash resources to satisfy our needs over the next twelve months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Employees

As of December 31, 2008, we had no full time employees. We currently utilize temporary contract labor throughout the year to address business and administrative needs.

ITEM 1A.  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Investors should carefully consider the risks described below before deciding whether to invest in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the Securities and Exchange Commission also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. As such, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Accordingly, you should not rely on our results of operations for any prior periods as an indication of our future performance. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history.  We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We have incurred losses in prior periods and may incur losses in the future.

We incurred net losses of $102,841 for the period from June 8, 2006 (inception) to December 31, 2008. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to meet our business objectives, and to take advantage of any available business opportunities.  In order to meet our obligations, we will have to raise additional funds. Obtaining additional financing will be subject to market conditions, industry trends, investor sentiment and investor acceptance of our business plan and management. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing in the amount necessary to further our operations, implementation of our business plan may fail or be delayed.

If we are unable to successfully recruit qualified managerial and experienced personnel, we may not be able to execute on our business plan.

In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and experienced personnel. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under rules proposed by the SEC on August 6, 2006 we are required to include management's report on internal controls as part of our annual report for the fiscal year ending December 31, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending December 31, 2009. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

If LED lighting does not achieve greater market acceptance, or if alternative technologies are developed and gain market traction, prospects for our growth and profitability would be limited.

Our future success depends on increased market acceptance of LED lighting.  Potential customers for LED lighting systems may be reluctant to adopt LED lighting as an alternative to traditional lighting technology because of its higher initial cost and relatively low light output per unit in comparison with the most powerful traditional lighting devices. In addition, our potential customers may have substantial investments and know-how related to their existing lighting technologies, and may perceive risks relating to the novelty, complexity, reliability, quality, usefulness and cost-effectiveness of LED products when compared to other lighting sources available in the market. If acceptance of LED lighting does not increase significantly, then opportunities to grow our revenues and operate profitably would be limited. Moreover, if effective new sources of light other than LED devices are developed, our prospective products and current technologies could become less competitive or obsolete. Any of these factors could have a material and adverse impact on our growth and profitability.

The technology used in the LED industry continues to change rapidly and if we are unable to modify our products to adapt to future changes in the LED industry, we will be unable to attract or retain customers.

The LED industry has been characterized by a rapid rate of development of new technologies and manufacturing processes, rapid changes in customer requirements, frequent product introductions and ongoing demands for greater functionality. Our future success will likely depend on our ability to develop new products for use in LED applications and to adjust our product specifications in response to these developments in a timely manner. If our development efforts are not successful or are delayed, or if our newly developed products do not achieve market acceptance, we may be unable to attract or retain customers and our operating results could be harmed.

Our efforts to develop new products involve several risks, including:

•	our ability to anticipate and respond in a timely manner to changes in customer requirements;

•	the significant research and development investment that we may be required to make before market acceptance of a particular new or enhanced product;

•	the possibility that the LED industry may not accept our products after we have invested a significant amount of resources in development; and

•	competition from new technologies, processes and products introduced by our current or future competitors.

The markets in which we operate are very competitive, and many of our competitors and potential competitors are larger, more established and better capitalized than we are.

The markets in which we operate are very competitive and have been characterized by rapid technological change. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, market share or expected market share, any of which would likely seriously harm our business, operating results and financial condition.

Some of our competitors and potential competitors are substantially larger and have greater financial, technical, marketing and other resources than we do. Given their capital resources, the large companies with whom we compete or may compete in the future, are in a better position to substantially increase their manufacturing capacity, research and development efforts or to withstand any significant reduction in orders by customers in our markets. Such larger companies typically have broader and diverse product lines and market focus and thus are not as susceptible to downturns in a particular market. In addition, some of our competitors have been in operation much longer than we have and therefore may have more long-standing and established relationships with potential domestic and foreign customers.

We would be at a competitive disadvantage if our competitors bring their products to market earlier, if their products are more technologically capable than ours, or if any of our competitors’ products or technologies were to become preferred in the industry. Moreover, we cannot be assured that potential customers will not develop their own products, or acquire companies with products, that are competitive with our future products. Any of these competitive threats could have a material adverse effect on our business, operating results or financial condition.

We may be subject to numerous environmental laws and regulations, which could expose us to environmental liabilities, increase our manufacturing and related compliance costs or otherwise adversely affect our business and operating results.

We may be subject to a variety of foreign, federal, state and local laws and regulations governing the protection of the environment. These environmental laws and regulations include those relating to the use, storage, handling, discharge, emission, disposal and reporting of toxic, volatile or otherwise hazardous materials used in our planned manufacturing processes. These materials may have been or could be released into the environment at properties operated by us, at other locations during the transport of the materials, or at properties to which we send substances for treatment or disposal. If we were to violate or become liable under environmental laws and regulations or become non-compliant with permits required at some of our planned facilities, we could be held financially responsible and incur substantial costs, including investigation and cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims. In addition, new laws and regulations or stricter enforcement of existing laws and regulations could give rise to additional compliance costs and liabilities.

Our board of directors does not intend to declare or pay any dividends to our stockholders in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors the board of directors considers relevant. There is no plan to pay dividends in the foreseeable future, and if dividends are paid, there can be no assurance with respect to the amount of any such dividend.

Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing shareholders and/or have rights and preferences greater than our common stock.

Pursuant to our Articles of Incorporation, we have, as of the date of this Report, 600,000,000 shares of common stock authorized. As of the date of this Report, we have 72,500,000 shares of common stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Although our common stock is quoted on the OTCBB under the symbol “LEDP” there is a limited public market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, lack of available credit, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

Our common stock may be subject to the penny stock rules which may make it more difficult to sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price, as defined, less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors such as, institutions with assets in excess of $5,000,000 or an individual with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with his or her spouse. For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser’s written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also affect the ability of our stockholders to sell their shares in the secondary market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We currently maintain our registered offices at 104 Swallow Hill Drive, Barnstable, MA 02630.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

Market Information

Our common stock currently trades on the OTC Bulletin Board (“OTCBB”) exchange under the symbol LEDP.OB. The following table sets forth the range of high and low closing sales prices for our common stock as reported on the OTCBB for the periods indicated below.  Prior to October 6, 2008, there was no established trading market for our common stock.  Our common stock began trading on the OTCBB on October 6, 2008.  The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Common Stock	Low	High

Year Ended December 31, 2008
Fourth Quarter (October 6, 2008 – December 31, 2008)	$0.20	$0.52

The closing price for our common stock on December 31, 2008 was $0.43.

Stockholders

As of March 31, 2009, we had 72,500,000 shares of common stock outstanding held by 14 shareholders.

Dividends

We have not paid dividends to date and do not anticipate paying any dividends in the foreseeable future. Our Board of Directors intends to follow a policy of retaining earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Securities Authorized For Issuance under Equity Compensation Plans

None.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

The discussion and financial statements contained herein are for our fiscal year ended December 31, 2008 and December 31, 2007. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Financial Condition as of December 31, 2008.

We reported total current assets of $10,010 at December 31, 2008, consisting of cash of $10 and prepaid of $10,000.  Total current liabilities reported of $97,851 consisted of $39,576 in accounts payable and accrued liabilities and of $58,275 in notes, interest on notes and advances. We had a working capital deficiency of $87,841 at December 31, 2008.

Stockholders' Deficiency increased from $17,545 for the year ended December 31 2007 to $87,841 at December 31, 2008.

We are currently a development stage company focused in the LED industry, and evaluating opportunities for expansion within that industry through acquisition or other strategic relationships.

Plan of Operation

Background
We were organized under the laws of the State of Nevada on June 8, 2006 under the name “Drayton Harbor Resources, Inc.” and were engaged in the exploration of mineral interest located in British Columbia, Canada. We have relinquished our rights to this mineral interest and changed our focus to the research, development, manufacturing and sales of light-emitting diode (LED) products towards the end of 2008.

In furtherance of our business objectives, on January 12, 2009, we entered into a definitive Agreement and Plan of Merger with LED Power Group, Inc. f.k.a. LED Power, Inc., a Nevada corporation ("LPG") and Drayton Acquisition Sub, Inc., our wholly-owned subsidiary, whereby Drayton Acquisition Sub, Inc. merged with and into LPG, with LPG remaining as the surviving entity and becoming our wholly-owned subsidiary.  Under the terms of the Agreement and Plan of Merger, we issued 9,000,000 pre-split shares of our common stock to Trussnet Capital Partners (Cayman) Ltd. for all of the issued and outstanding shares of LPG.  LPG has limited operations and owns the rights to an assignment agreement with Jumbo Power Technology Ltd., Liao Pheng-Piao and Liu Chih-Chun (“Licensors”) dated December 2008 (the “Assignment Agreement”).  Under the terms of the Assignment Agreement, LPG was licensed the exclusive rights to certain intellectual property owned by Licensors in relation to the production of LED products.

To further facilitate our shift in business focus, on January 16, 2009, we effected a 2.5 for 1 forward stock split of all of our issued and outstanding shares of common stock. Additionally, on February 2, 2009, we merged with our wholly-owned subsidiary LPG for the purposes of effective a name change to “LED Power Group, Inc.”

We currently have no revenue from operations. In order to meet our business objectives, we will need to raise additional funds through equity or convertible debt financing. There can be no assurance that we will be successful in raising additional funds and, if unsuccessful, our plans for expanding operations and business activities may have to be curtailed. Any attempt to raise funds, through debt or equity financing, would likely result in dilution to existing shareholders.

Cash and Cash Equivalents

As of December 31, 2008, we had cash of $10.  As such, we anticipate that we will have to raise additional capital through debt or equity financings to fund our operations and execute our business plan during the next 6 to 12 months.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 2 to our financial statements for the fiscal year ended December 31, 2008 included in the Form 10-K. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

Exploration stage company
The Company complies with Financial Accounting Standard Board Statement (“SFAS”) No. 7 for its characterization of the Company as an Exploration Stage Company.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.

Mineral properties
Costs of license acquisitions, exploration, carrying and retaining unproven mineral properties and leased properties are expensed as incurred.

Loss per share
In accordance with SFAS No. 128, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The weighted average number of shares outstanding during the periods has been retroactively restated to reflect a forward stock split of 4 new shares for one old share, effective on January 4, 2008

Results of Operations

The following is Management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the periods included in the accompanying financial statements.

Results of Operations for the Year Ended December 31, 2008 as Compared to the Year Ended December 31, 2007

Results of Operations, Year Ended	December 31, 2008	December 31, 2007

Corporate fees	$-	$450
Executive compensation	2,500	-
Professional fees	45,045	16,240
Investor relations	22,500	-
Interest expense	251	-
	$70,296	$16,690

General and administrative expenses

During the fiscal year ended December 31, 2008, we incurred total expenses of $70,296, as compared to $16,690 for the year ended December 31, 2007. These expenses were related mainly to investor relations and professional fees.  Other expenses were incurred in relation to activities associated with maintaining a public listing, such as legal and accounting fees.

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early development stage.

Results of Operations for the Year Ended December 31, 2007 as Compared to the period from inception (June 8, 2006) to December 31, 2006

Results of Operations, Year Ended	December 31, 2007	Inception (June 8, 2006) to December 31, 2006

Corporate fees	$450	$855
Professional fees	16,240	-
Impairment of mineral rights	-	15,000
	$16,690	$15,855

General and administrative expenses

During the fiscal year ended December 31, 2007, we incurred total expenses of $16,690, as compared to $15,855 for the period form inception (June 8, 2006) to December 31, 2006. These expenses were related mainly to professional fees for activities associated with maintaining a public listing, such as legal and accounting fees.
Liquidity and Capital Resources

As of December 31, 2008, we had cash of $10, and working capital deficiency of $87,841.  During the period ended December 31, 2008, we funded our operations from the proceeds of private sales of equity and convertible notes. We plan to continue further financings and we believe that this will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our operating plans, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the period ended December 31, 2008, we used $41,007 in cash flows to fund operating activities. Net cash used in operating activities reflected $10,000 in prepaid expenses offset by an increase of $39,038 251 in accounts payable.

We raised $41,007 during the fiscal year ended December 31, 2008 from the proceeds of demand notes and $10 from an advance.

We anticipate that our cash requirements will be significant in the near term due to contemplated development, manufacturing, marketing and sales of our LED technologies and products. Accordingly, we expect to continue to use cash to fund operations for at least the remaining of our fiscal year ended December 31, 2009, as we look to generating sufficient revenue to meet our needs.

Off-Balance Sheet Arrangements

We presently do not have any off-balance sheet arrangements.

Capital Expenditures

We did not make any capital expenditures in the fiscal year ended December 31, 2008.

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by Period
Contract Obligations At December 31, 2008	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Total Debt	$58,265	$58,265	$	$	$
The above table outlines our obligations as of December 31, 2008 and does not reflect any changes in our obligations that have occurred after that date.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Annual Financial Statements for the year ended December 31, 2008 will follow the text of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of the end of our fiscal year pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based primarily upon the factors discussed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

As of December 31, 2008, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Our management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, our management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate upon the receipt of sufficient funds and increase in operations, the following series of measures:

•	We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function;
•
We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

Changes in Internal Control over Financial Reporting

We have had very limited operations and there were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.  OTHER INFORMATION.

We entered into a term promissory note with Coach Capital LLC dated December 4, 2008 where we borrowed $15,053 at simple interest of 10% per annum.  Coach may demand the repayment of the loan at any time.
Subsequent to our fiscal year ended December 31, 2008, on January 3, 2009, we amended our bylaws to increase the authorized number of directors to seven.

PART III

ITEM 10.  DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person	Age	Position

John J. Lennon	53	President, Chief Executive Officer, Treasurer, Secretary, Director

John J. Lennon

On December 1, 2008, the Board of Directors of the Company appointed Mr. John J. Lennon as President, Secretary, Treasury and sole member of the Board of Directors of the Company.

Mr. Lennon has served as President of Chamberlain Capital Partners since 2004, Director of American Durahomes from 2006, and Treasurer/Director/VP of Finance of US Starcom from 2005-2007. Chamberlain Capital Partners assists companies in the area of maximizing shareholder value through increased sales, cost reduction and refined business strategy. Mr. Lennon has also assisted companies in obtaining debt financing, private placements and other methods of funding. He is responsible for corporate reporting, press releases, and funding related initiatives for American Durahomes, a private corporation, and previously for US Starcom, a public entity. On December 31, 2007, Mr. Lennon was appointed Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and director of Explortex Energy Inc., a publicly reporting company, which is a natural resource exploration company engaged in the participation in drilling of oil and gas in the United States.  From 1987 to 2004, Mr. Lennon served as Senior Vice President of Janney Montgomery Scott, Osterville, MA, Smith Barney and Prudential Bache Securities, managing financial assets for high net worth individuals.  Since May 30, 2008, Mr. Lennon has been a director, Treasurer and VP of Finance of Brite-Strike Tactical Illumination Products, Inc., a public company.

Audit Committee

Our  Board of Directors  has not  established  a separate  audit committee within the meaning of Section  3(a)(58)(A) of the Securities  Exchange Act of 1934,  as amended  (the  "Exchange  Act").  Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the  Exchange  Act.  We are seeking candidates for outside directors to serve on a separate audit committee when we establish one. Due to our small size and limited operations and resources, it has been difficult to recruit outside directors.

Audit Committee Financial Expert

We currently do not have an audit committee financial expert, or an independent audit committee expert on our Board of Directors.

Code of Ethics

Given our limited operations and resources and because we are in the development stage, we have not yet adopted a code of ethics. Upon commencement of significant operations and hiring other executive officers, we intend to adopt a code of ethics that will apply to all our officers, directors and employees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, each of our former President and Director, Bhupinder Malhi, and our former Chief Financial Officer and Secretary, Rogel Gregorio, failed to file on a timely basis Form 3 and Form 4s as required pursuant to Section 16(a) of the Securities Exchange Act.  Mr. Malhi and Mr. Gregorio failed to file any reports during the fiscal year ended December 31, 2008.

Except as set forth above, and based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION.

The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal periods ended December 31, 2008 and December 31, 2007. Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)(2)	Option Awards ($) (f)	Non Equity Incentive Plan Compensa tion ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensa tion ($) (i)	Total ($) (j)
John J. Lennon,	2008	$2,500	$-0-	$-0-	$-0-	-0-	-0-	$2,500	$2,500

(1)
The Company entered into a Management and Governance Consultant Agreement with Chamberlain Capital Partners on December 1, 2008.  Pursuant to the agreement, Chamberlain Capital Partners provides services to us relating to corporate management and governance and consults with our officers and employees concerning matters relating to corporate management, governance, including day-to-day operations, accounting, regulatory compliance, marketing and investor relation services. We agreed to pay Chamberlain Capital Partners $2,500 per month for services rendered pursuant to the agreement. The agreement will expire pursuant to its own terms on November 30, 2009, and either party may terminate the agreement at any time by providing 30 days written notice to the other party. Mr. Lennon is the president of Chamberlain Capital Partners.

Mr. Lennon billed a total of $2,500 for the fiscal year ended December 31, 2008.

President, Chief Executive Officer,
Treasurer, Secretary, Director (1)

Director Compensation

We do not pay compensation to directors for attendance at meetings. We do reimburse directors for reasonable expenses incurred during the course of their performance. There has been no compensation awarded to, earned by, or paid to any of our named directors during the last fiscal year.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in the control of our Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized For Issuance Under Equity Compensation Plans

None.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth, as of March 27, 2009, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next sixty days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class of Common Stock

John J. Lennon	-	-
104 Swallow Hill Drive Barnstable, MA 02630

Westmoore Management LLC	14,250,000	19.66%
8141 E. Kaiser Blvd. Suite 312 Anaheim Hills, California 92808

Trussnet Capital Partners (Cayman) Ltd.	22,500,000	31.03%
8105 Irvine Center Drive, Suite 800
Irvine, California 92618

Ownership of all directors and officers as a group (1 person)	-	-

(1)
Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.  Unless provided for otherwise, the address for each of the beneficial owners named below is the Company's business address.

(2)
Under Rule 13-d under the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the persons having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.

We do not know of any other shareholder who has more than 5 percent of the issued shares.

There are no voting trusts or similar arrangements known to us whereby voting power is held by another party not named herein. We know of no trusts, proxies, power of attorney, pooling arrangements, direct or indirect, or any other contract arrangement or device with the purpose or effect of divesting such person or persons of beneficial ownership of our common shares or preventing the vesting of such beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Although we have not adopted a Code of Ethics, we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

In connection with Mr. Lennon’s appointment as President, Chief Executive Officer, Treasurer, Secretary and Director, we entered into a Management and Governance Consultant Agreement with Chamberlain Capital Partners on December 1, 2008.  Pursuant to the agreement, Chamberlain Capital Partners provides services to us relating to corporate management and governance and consults with our officers and employees concerning matters relating to corporate management, governance, including day-to-day operations, accounting, regulatory compliance, marketing and investor relation services. We agreed to pay Chamberlain Capital Partners $2,500 per month for services rendered pursuant to the agreement. The agreement will expire pursuant to its own terms on November 30, 2009, and either party may terminate the agreement at any time by providing 30 days written notice to the other party. Mr. Lennon is the president of Chamberlain Capital Partners.

Director Independence

During 2008, we did not have any independent directors on our board.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Moore and Associates for the fiscal periods shown.

	December 31, 2008	December 31, 2007
Audit Fees	$8,000	$6,500
Audit — Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$8,000	$6,500

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm in fiscal 2008. The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits
The following exhibits are included as part of this report by reference:

3.1(1)	Articles of Incorporation of Company, as amended, as filed with the Secretary of State of Nevada on June 8, 2006.

3.1.1(2)	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of Nevada on February 2, 2008.

3.2	Amended Bylaws of Company

10.1(3)	Agreement and Plan of Merger among Drayton Harbor Resources, Inc., Drayton Acquisition Sub, Inc. and LED Power, Inc. dated January 12, 2009.

10.2	Management and Governance Consultant Agreement between Drayton Harbor Resources Inc. and Chamberlain Capital Partners dated December 1, 2008.

10.3	Assignment and Assumption Agreement between Trussnet Capital Partners (HK) Ltd. and LED Power, Inc. dated January 12, 2009.

10.4	Exclusive License Agreement among Jumbo Power Technology Ltd., Liao Pheng-Piao, and Liu Chih-Chun and Trussnet Capital Partners (HK) Ltd. dated December 2008.

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-1, filed on September 7, 2006.

(2)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on February 5, 2009.

(3)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on January 16, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LED POWER GROUP, INC.

Dated: March 31, 2009	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: March 31, 2009	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ John J. Lennon	Director	March 31, 2009
John J. Lennon

LED Power Group, Inc..
Index to Financial Statements
December 31, 2008

LED Power Group, Inc.
(Formerly Drayton Harbor Resources Inc.)
 (An Exploration Stage Company)

Financial Statements
December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

MOORE & ASSOCIATES, CHARTERED
                   ACCOUNTANTS AND ADVISORS
    PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
LED Power Group, Inc. (fka Drayton Harbor Resources, Inc.)
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of LED Power Group, Inc. (fka Drayton Harbor Resources, Inc.) (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007 and since inception on June 8, 2006 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LED Power Group, Inc. (fka Drayton Harbor Resources, Inc.) (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and since inception on June 8, 2006 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of $102,841, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
March 27, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

LED Power Group, Inc.
(Formerly Drayton Harbor Resources Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007

ASSETS

Current assets
Cash	$10	$-
Prepaid expenses	10,000	-
Total current assets	10,010	-
Total assets	$10,010	$-

LIABILITIES and STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$39,576	$538
Notes payable to related parties	17,007	17,007
Demand notes payable	41,258	-
Advances	10	-
Total current liabilities	97,851	17,545

Total liabilities	97,851	17,545

STOCKHOLDERS' DEFICIT

Capital stock
Common - 600,000,000 shares authorized at $0.001 par value,
20,000,000 shares issued and outstanding at December 31, 2008 and 2007.	20,000	20,000
Additional paid in capital	(5,000)	(5,000)
Deficit accumulated during exploration stage	(102,841)	(32,545)

Total stockholders' deficit	(87,841)	(17,545)

Total liabilities and stockholders' deficit	$10,010	$-

The accompanying notes are an integral part of these audited financial statements.

LED Power Group, Inc.
(Formerly Drayton Harbor Resources Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007
And for the period from June 8, 2006 [Inception] to December 31, 2008

	December 31, 2008	December 31, 2007	Period from June 8, 2006 [Inception] to December 31, 2008

Revenues	$-	$-	$-

Operating expenses
Corporate fees	-	450	1,305
Executive compensation	2,500	-	2,500
Professional fees	45,045	16,240	61,285
Investor relations	22,500	-	22,500
Loss from operations	70,045	16,690	87,590

Other income and expenses
Impairment of mineral rights	-	-	(15,000)
Interest expense	(251)	-	(251)
Provisioin for income taxes	-	-	-
	(251)	-	(15,251)

Net loss	$(70,296)	$(16,690)	$(102,841)

Net loss per share - basic and diluted	$(0.004)	$(0.001)

Weighted average shares outstanding	20,000,000	26,153,846

The accompanying notes are an integral part of these audited financial statements.

LED Power Group, Inc.
(Formerly Drayton Harbor Resources Inc.)
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the period from June 8, 2006 [Inception]  to December 31, 2008

				Accumulated	Total
	Common Stock		Additional Paid-	Deficit during	Stockholders'
	Number	Amount	In Capital	Exploration Stage	Equity (Deficit)

Balance, at inception	-	$-	$-	$-	$-
Stock issued to founders for cash, June 8, 2006, at $0.02 per share	30,000,000	30,000	(15,000)	-	15,000
Net loss from inception (June 8, 2006) to December 31, 2006				(15,855)	(15,855)
Balance, December 31, 2006	30,000,000	30,000	(15,000)	(15,855)	(855)
Retirement of founders' common stock, August 13, 2007	(10,000,000)	(10,000)	10,000		-
Net loss for the year ended December 31, 2007				(16,690)	(16,690)
Balance, December 31, 2007	20,000,000	20,000	(5,000)	(32,545)	(17,545)
Net loss for the year ended December 31, 2008				(70,296)	(70,296)
Balance, December 31, 2008	20,000,000	$20,000	$(5,000)	$(102,841)	$(87,841)

*The common stock issued has been retroactively restated to reflect a forward stock split of 4 new shares for 1 old share, effective January 4, 2008.

The accompanying notes are an integral part of these audited financial statements.

LED Power Group, Inc.
(Formerly Drayton Harbor Resources Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007
And for the period from June 8, 2006 [Inception] to December 31, 2008

	December 31, 2008	December 31, 2007	Period from June 8, 2006 [Inception] to December 31, 2008

Operating activities
Net loss	$(70,296)	$(16,690)	$(102,841)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in:
Accrued interest	251	-	251
Prepaid expenses	(10,000)	-	(10,000)
Accounts payable and accrued liabilities	39,038	(317)	39,576
Cash used in operating activities	(41,007)	(17,007)	(73,014)

Investing Activities
Acquisition of mineral rights			(15,000)
Impairment of mineral rights		-	15,000
Cash flows used in investing activities	-	-	-

Financing activities
Proceeds from issue of common stock	-	-	7,500
Proceeds from demand notes	41,007	-	41,007
Proceeds from notes payable to related parties	-	17,007	17,007
Proceeds from advances	10	-	10
Additional paid in capital	-	2,500	10,000
Retirement of founders' common stock	-	(2,500)	(2,500)
Cash flows provided by financing activities	41,017	17,007	73,024

Net increase (decrease) in cash	10	-	10

Cash, beginning of period	-	-	-

Cash, end of period	$10	$-	$10

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these audited financial statements.

LED Power Group, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

1.	Nature of operations

LED Power Group, Inc. (the “Company”) was incorporated in the State of Nevada, United States of America, on June 8, 2006, under the name Drayton Harbor Resources, Inc.

The Company had limited operations acquiring and exploring mineral interests and, during the fiscal year ended December 31, 2008, relinquished its rights to the mineral interest and changed its business focus to the research, development, manufacturing and sales of light-emitting diode (LED) products towards.  In furtherance of its business objectives, on January 12, 2009, the Company entered into a definitive Agreement and Plan of Merger with LED Power Group, Inc. f.k.a. LED Power, Inc., a Nevada corporation ("LPG") and Drayton Acquisition Sub, Inc., wholly-owned subsidiary of the Company, incorporated on December 3, 2008, whereby Drayton Acquisition Sub, Inc. merged with and into LPG, with LPG remaining as the surviving entity and becoming its wholly-owned subsidiary.  LPG has limited operations and owns the rights to an assignment agreement with Jumbo Power Technology Ltd., Liao Pheng-Piao and Liu Chih-Chun (“Licensors”) dated December 2008 (the “Assignment Agreement”).  Under the terms of the Assignment Agreement, LPG was licensed the exclusive rights to certain intellectual property owned by Licensors in relation to the production of LED products.

The Company is listed on the Over-the-Counter Bulletin Board under the symbol LEDP.

2.	Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $102,841 since its inception, has a working capital deficiency of $87,841 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future.  Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses.  Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

3.	Summary of significant accounting policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

a.	Cash and cash equivalents
Cash and cash equivalents are defined as cash on hand, demand deposits and short-term, highly liquid investments with an original maturity of ninety days or less.

b.	Exploration stage company
The Company complies with Financial Accounting Standard Board Statement (“SFAS”) No. 7 for its characterization of the Company as an Exploration Stage Company.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.

c.	Mineral properties
Costs of license acquisitions, exploration, carrying and retaining unproven mineral properties and leased properties are expensed as incurred.

d.	Loss per share
In accordance with SFAS No. 128, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The weighted average number of shares outstanding during the periods has been retroactively restated to reflect a forward stock split of 4 new shares for one old share, effective on January 4, 2008

e.	Income taxes
The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes.  Under SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

f.	Long-lived assets

Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.

Impairment losses are recorded on fixed assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There were no impairment losses in 2008 and 2007.

g.	Equity financing
The Company issues common stock and other equity instruments in order to raise capital.  In each case, the Company evaluates the characteristics of these instruments in the context of the provisions of SFAS 150 in order to determine the appropriate equity or liability classification.

h.	Foreign currency translation
Monetary items denominated in a foreign currency are translated into US dollars, the reporting currency, at exchange rates prevailing at the balance sheet date and non-monetary items are translated at exchange rates prevailing when the assets were acquired or obligations incurred.  Foreign currency denominated revenue and expense items are translated at exchange rates prevailing at the transaction date.  Gains or losses arising from the translations are included in operations.

i.	Advertising
The Company expenses advertising costs as incurred.  The Company has not incurred advertising expenses for the year ended December 31, 2008, and for the period from inception to December 31, 2008.

4.	Recent issued accounting pronouncements

a.
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

b.
In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

c.
In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

d.
In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

e.
In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

f.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

g.
In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

h.
In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

i.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

5.	Financial instruments

a.	Credit risk
The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash.

b.	Fair values
Financial instruments that are subject to fair disclosure requirements are carried in the financial statements at amounts that approximate fair value and include cash, accounts payable and accrued expenses and notes payable.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk.

c.	Liquidity risk
The Company is exposed to liquidity risk as its continued operations are dependent upon obtaining additional capital or achieving profitable operations to satisfy its liabilities as they come due.

6.	Mineral rights

In 2006, the Company acquired 100% of the mineral rights of a claim situated in northwestern British Columbia, referred to as Canyon Gold Mine property. The claim does not contain any known reserves or minerals.  During the fiscal year ended December 31, 2007, Company abandoned the rights to the Canyon Gold Mine claim.

7.	Notes payable to related parties

During the fiscal year ended December 31, 2007, the Company received $17,006 pursuant to promissory notes with two of its former directors.  The notes are unsecured, bear no interest and don’t have any specific terms of repayment.   At December 31, 2008, these notes are included on the balance sheet.

8.	Demand notes payable

On February 4, 2008, the Company received $636 pursuant to a promissory note.  The note is unsecured, bears no interest and is due on demand.   The note can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.

On June 25, 2008, the Company received $6,432 pursuant to a promissory note.  The note is unsecured, bears no interest and is due on demand.   The note can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.

On October 17, 2008, the Company received $632 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At December 31, 2008, $13 in interest has been accrued pursuant to this note.

On November 7, 2008, the Company received 990 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At December 31, 2008, $15 in interest has been accrued pursuant to this note.

On November 24, 2008, the Company received $7,265 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At December 31, 2008, $74 in interest has been accrued pursuant to this note.

On December 4, 2008, the Company received $15,053 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At December 31, 2008, $111 in interest has been accrued pursuant to this note.

On December 17, 2008, the Company received $10,000 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At December 31, 2008, $38 in interest has been accrued pursuant to this note.

Subsequent to December 31, 2008, on January 15, 2009, the Company received $3,701 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.

Subsequent to December 31, 2008, on January 20, 2009, the Company received $20,000 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.

Subsequent to December 31, 2008, on January 22, 2009, the Company received $10,000 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.

9.	Capital stock

On January 4, 2008, the Company forward split its issued common shares on the basis of four new shares for one old share.  The Company increased its authorized share capital from 150 million to 600 million shares.

The number of shares referred to in these financial statements has been restated to give retroactive effect on the forward stock split.

Subsequent to December 31, 2008, on January 16, 2009, the Company forward split its issued common shares on the basis of 2 and one half new shares for one old share.

10.	Income taxes

Deferred income taxes reflect the net effect of:

(a)	temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income taxes reporting purposes, and
(b)	net operating loss carryforwards.

No net provision for refundable U.S.  Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no  deferred  tax  asset attributable to the net operating loss carryforward has been  recognized,  as  it  is  not  deemed  likely  to  be  realized.

The effective tax rate of the Company is reconciled to statutory tax rates as follows:

	2008	2007

U.S. federal statutory tax rate	34%	34%
U.S. valuation difference	-34%	-34%
Effective tax rate	-	-

Deferred tax assets consist of the following:
	2008	2007

Net operating loss carryforward	$102,841	$32,545
Valuation allowance	(102,841)	(32,545)
Net deferred income tax assets	$-	$-

The valuation allowance increased by approximately $70,000 during the year ended December 31, 2008 (2007 - $17,000).  The Company has non-capital losses carried forward of approximately $103,000 which expire beginning in 2026. They may be utilized to offset future taxable income. Future tax benefits, which may arise as a result of these losses and resource expenditures, have not been recognized in these financial statements.

11.	Related party transactions

a.
During the fiscal year ended December 31, 2007, the Company received $17,006 pursuant to promissory notes with two of its former directors.  The notes are unsecured, bear no interest and don’t have any specific terms of repayment;

b.
In December 2008, the Company entered into a contract for management services with a company controlled by the President and a director of the Company, requiring the payment of $2,500 per month plus applicable expenses for a period of one year, expiring on November 30, 2009.  This commitment can be terminated by either party with 30 days notice.  During the fiscal year ended December 31, 2008, $2,500 was paid or accrued pursuant to this agreement.

12.	Commitments

a.
On November 1, 2008, the Company entered into a contract for investor relations services requiring the payment of $7,500 per month expiring on October 31, 2010.  This commitment can be terminated by either party with 90 days written notice;

b.
On November 15, 2008, the Company entered into a contract for communication support services requiring the payment of $3,750 per month expiring on November 14, 2010.  This commitment can be terminated by either party with 60 days written notice;

c.
On December 1, 2008, the Company entered into a contract for management consulting services with a company controlled by the President and a director of the Company requiring the payment of $2,500 per month expiring on November 30, 2009.  This commitment can be terminated by either party with 30 days written notice;

13.	Merger

On January 12, 2009, the Company entered into a definitive Agreement and Plan of Merger with LED Power Group, Inc. f.k.a. LED Power, Inc., a Nevada corporation ("LPG") and Drayton Acquisition Sub, Inc., our wholly-owned subsidiary, whereby Drayton Acquisition Sub, Inc. merged with and into LPG, with LPG remaining as the surviving entity and becoming the Company’s wholly-owned subsidiary.  Under the terms of the Agreement and Plan of Merger, the Company issued 9,000,000 pre-split shares of its common stock to Trussnet Capital Partners (Cayman) Ltd. for all of the issued and outstanding shares of LPG.  LPG has limited operations and owns the rights to an assignment agreement with Jumbo Power Technology Ltd., Liao Pheng-Piao and Liu Chih-Chun (“Licensors”) dated December 2008 (the “Assignment Agreement”).  Under the terms of the Assignment Agreement, LPG was licensed the exclusive rights to certain intellectual property owned by Licensors in relation to the production of LED products.   Additionally, on February 2, 2009, the Company merged with our wholly-owned subsidiary LPG for the purposes of effective a name change to “LED Power Group, Inc.”