Form 10-Q
period 2009-03-31
LED Power Group, Inc.
filed 2009-05-14
CIK 1373761

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 0-32565

LED POWER GROUP, INC.

(Exact name of registrant as specified in its charter)

NEVADA	98-0501477
(State of incorporation)	(IRS Employer ID No.)

1694 Falmouth Road, Suite 150 Centerville, Massachusetts USA, 02632-2933
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (508) 362-4420

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required o submit and post such files).  ☐  Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at of May 13, 2009
Common stock, $.001 par value	72,500,000

LED POWER GROUP, INC.
FORM 10-Q

March 31, 2009

INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008 (Audited)	4

Statements of Operations for the three month periods ended March 31, 2009 and 2008 and for the period from June 8, 2006 (inception) to March 31, 2009 (Unaudited).	5

Statements of Cash Flows for the three month periods ended March 31, 2009 and 2008 and for the period from June 8, 2006 (inception) to March 31, 2009 (Unaudited).	6

Notes to Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations	11

Item 3. Qualitative and Quantitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	13

Part II. OTHER INFORMATION	13

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

Signature Page	16

Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation and other circumstances affecting anticipated revenues and costs, and the risk factors set forth below under the heading “Risk Factors” and set forth in our Annual report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 31, 2009.

As used in this Form 10-Q, “we,” “us” and “our” refer to LED Power Group, Inc., which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING
STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

Part 1. Financial Information

Item 1. Financial Statements

LED Power Group, Inc.
(Formerly Drayton Harbor Resources Inc.)
(A Development Stage Company)
Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$1,034	$10
Prepaid expenses	1,077	10,000
Total current assets	2,111	10,010

Total assets	$2,111	$10,010

LIABILITIES and STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$89,239	$39,576
Notes payable to related parties	17,007	17,007
Demand notes payable	76,441	41,258
Advances	27,930	10
Total current liabilities	210,617	97,851

Total liabilities	210,617	97,851

STOCKHOLDERS' DEFICIT

Capital stock
Common - 600,000,000 shares authorized at $0.001 par value,
72,500,000 and 20,000,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively.	72,500	20,000
Additional paid in capital	8,222,500	(5,000)
Deficit accumulated during exploration stage	(8,503,506)	(102,841)

Total stockholders' deficit	(208,506)	(87,841)

Total liabilities and stockholders' deficit	$2,111	$10,010

The accompanying notes are an integral part of these financial statements.

LED Power Group, Inc.
(Formerly Drayton Harbor Resources Inc.)
(A Development Stage Company)
Statements of Operations
For the Three Months Ended March 31, 2009 and 2008
And for the period from June 8, 2006 [Inception] to March 31, 2009
(Unaudited)

	Three months ended March 31,		Period from June 8, 2006 [Inception] to
	2009	2008	March 31, 2009

Revenues	$-	$-	$-

Operating expenses
Corporate fees	10,635	-	11,940
Executive compensation	7,500	-	10,000
Professional fees	54,552	2,372	115,837
Investor relations and marketing	46,495	-	68,995
Loss from operations	119,182	2,372	206,772

Other income and expenses
Impairment of mineral rights	-	-	(15,000)
Impairment of license	(8,280,000)	-	(8,280,000)
Interest expense	(1,483)	-	(1,734)
	(8,281,483)	-	(8,296,734)

Net loss	$(8,400,665)	$(2,372)	$(8,503,506)

Net loss per share - basic and diluted	$(0.120)	$(0.000)

Weighted average shares outstanding	69,719,101	50,000,000

The accompanying notes are an integral part of these financial statements.

LED Power Group, Inc.
(Formerly Drayton Harbor Resources Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
And for the period from June 8, 2006 [Inception] to March 31, 2009
(Unaudited)

	Three months ended March 31,		Period from June 8, 2006 [Inception] to
	2009	2008	March 31, 2009

Operating activities
Net loss	$(8,400,665)	$(2,372)	$(8,503,506)
Adjustments to reconcile net loss to
net cash used in operating activities:
Item not affecting cash:
Impairement of license	8,280,000	$-	8,280,000
Changes in:
Accrued interest	1,483	-	1,483
Prepaid expenses	8,923	-	(1,077)
Accounts payable and accrued liabilities	49,663	2,372	89,239
Cash used in operating activities	(60,596)	-	(133,861)

Investing Activities
Acquisition of mineral rights			(15,000)
Impairment of mineral rights		-	15,000
Cash flows used in investing activities	-	-	-

Financing activities
Proceeds from issue of common stock	-	-	7,500
Proceeds from demand notes	33,700	-	74,968
Proceeds from notes payable to related parties	-	-	17,007
Proceeds from advances	27,920	-	27,920
Additional paid in capital	-	-	10,000
Retirement of founders' common stock	-	-	(2,500)
Cash flows provided by financing activities	61,620	-	134,895

Net increase (decrease) in cash	1,024	-	1,034

Cash, beginning of period	10	-	-

Cash, end of period	$1,034	$-	$1,034

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES

Common stock issued for license	$8,280,000	$-	$8,280,000

The accompanying notes are an integral part of these financial statements.

LED Power Group, Inc.
(Formerly Drayton Harbor Resources Inc.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

1.	Basis of presentation

The accompanying unaudited interim financial statements of LED Power Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).   Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2.	Nature of operations and going concern

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $8,503,506 since its inception, has a working capital deficiency of $208,506 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

LED Power Group, Inc.
(Formerly Drayton Harbor Resources Inc.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

3.	Notes payable to related parties

During the fiscal year ended December 31, 2007, the Company received $17,006 pursuant to promissory notes with two of its former directors.  The notes are unsecured, bear no interest and don’t have any specific terms of repayment.   At March 31, 2009 and December 31, 2008, these notes are included on the balance sheets.

4.	Demand notes payable

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

On October 17, 2008, the Company received $632 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At March 31, 2009, $29 in interest has been accrued pursuant to this note.

On November 7, 2008, the Company received 990 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At March 31, 2009, $39 in interest has been accrued pursuant to this note.

On November 24, 2008, the Company received $7,265 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At March 31, 2009, $253 in interest has been accrued pursuant to this note.

On December 4, 2008, the Company received $15,053 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At March 31, 2009, $483 in interest has been accrued pursuant to this note.

LED Power Group, Inc.
(Formerly Drayton Harbor Resources Inc.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

On December 17, 2008, the Company received $10,000 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At March 31, 2009, $285 in interest has been accrued pursuant to this note.

On January 15, 2009, the Company received $3,701 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At March 31, 2009, $76 in interest has been accrued pursuant to this note.

On January 20, 2009, the Company received $20,000 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At March 31, 2009, $384 in interest has been accrued pursuant to this note.

On January 22, 2009, the Company received $10,000 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At March 31, 2009, $186 in interest has been accrued pursuant to this note.

During the three month period ended March 31, 2009, the Company received $27,500 in cash advances.  Subsequent to March 31, 2009, on April 6, 2009, the Company received a further $10,000 in cash advances.  On April 6, 2009, the $37,500 in cash advances was converted into a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.

5.	Capital stock

On January 4, 2008, the Company forward split its issued common shares on the basis of four new shares for one old share.  The Company increased its authorized share capital from 150 million to 600 million shares.

On January 12, 2009, the Company issued 9,000,000 (pre-split) shares of its common stock to Trussnet Capital Partners (Cayman) Ltd. for all of the issued and outstanding shares of LED Power Group, Inc. pursuant to a merger agreement and underlying assignment agreement.  Under the terms of the agreements, the Company has acquired the license to exclusive rights of certain intellectual property in relation to the production of LED products.   The shares were valued at fair market on the day of the agreements, being $0.92 per share (refer to note 8).

On January 16, 2009, the Company forward split its issued common shares on the basis of 2 and one half new shares for one old share.

The number of shares referred to in these financial statements has been restated to give retroactive effect on the forward stock split.

LED Power Group, Inc.
(Formerly Drayton Harbor Resources Inc.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

6.	Related party transactions

a.
During the fiscal year ended December 31, 2007, the Company received $17,006 pursuant to promissory notes with two of its former directors.  The notes are unsecured, bear no interest and don’t have any specific terms of repayment;

b.
In December 2008, the Company entered into a contract for management services with a company controlled by the President and a director of the Company, requiring the payment of $2,500 per month plus applicable expenses for a period of one year, expiring on November 30, 2009.  This commitment can be terminated by either party with 30 days notice.  During the three month period ended March 31, 2009, $7,500 was paid or accrued pursuant to this agreement.

7.	Commitments

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

8.	Merger

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

The 9,000,000 shares were valued at fair market on the day of the agreements, being $0.92 per share.  At March 31, 2009, $8,280,000 was recorded for impairment of the license as it does not have marketable value at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

Development

Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financings, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties to preserve our working capital.  We expect no significant changes in the number of employees over the next 12 months.

We believe that, with our current efforts to raise capital, we will have sufficient cash resources to satisfy our needs over the next 12 months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 2 to our financial statements for the fiscal year ended December 31, 2008 included in the Form 10-K.  As of, and for the three months ended March 31, 2009, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 31, 2009.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America.

Comparison of Three month periods ended March 31, 2009 and March 31, 2008

Results of Operations, Quarter Ended	March 31, 2009	March 31, 2008

Corporate fees	$10,635	$-
Executive compensation	7,500	-
Professional fees	54,552	2,372
Impairement of license	8,280,000	-
Investor relations and marketing	46,495	-
Interest expense	1,483	-

	$8,400,665	$2,372

General and administrative expenses

During the three month periods ended March 31, 2009 and 2008, we incurred total expenses of $8,400,665 and $2,372, respectively. These expenses were related mainly to maintain a public listing, such as legal and accounting fees, investor relations and marketing as well as filing and registration fees.   During the three month period ended March 31, 2009, the company recorded an impairment of $8,280,000 on its license as it does not have marketable value at this time.

Liquidity and Capital Resources

As of March 31, 2009, we had cash of $1,034, and working capital deficiency of $208,506.  During the three month period ended March 31, 2009, we funded our operations from the proceeds of convertible notes. We are currently seeking further financing and we believe that will provide sufficient working capital to fund our operations for at least the next 6 months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the three month period ended March 31, 2009, we used net cash of $60,596 in operations. Net cash from operating activities reflected an increase in accounts payable and accrued liabilities of $49,663.

We raised $33,700 during the three month period ended March 31, 2009 from convertible notes, and $27,290 from cash advances that were, in April 2009, converted into a convertible loan.

Our current cash requirements are limited as we seek viable assets. We expect to continue to use debt and equity financing to fund operations for at least the remaining of our fiscal year ended December 31, 2009, as we look to expand our asset base and execute on our business objectives.

We expect no significant change in the number of our employees.

Off-Balance Sheet Transactions

There are no off-balance sheet items.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Exchange Act within the time periods specified in the Securities and Exchange Commission's rules and regulations, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors That May Affect Our Business, Future Operating Results and Financial Condition

The risks described below are the ones we believe are the most important for you to consider, these risks are not the only ones that we face. If events anticipated by any of the following risks actually occur, our business, operating results or financial condition could suffer and the trading price of our common stock could decline.

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

We incurred net losses of $8,503,506 for the period from June 8, 2006 (inception) to March 31, 2009. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

The markets in which we operate are very competitive, and many of our competitors and potential competitors are larger, more established and better capitalized than we are .

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 15, 2009, we issued a convertible note to a foreign accredited investor for proceeds of $3,701.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.   At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

On January 20, 2009, we issued a convertible note to a foreign accredited investor for proceeds of $20,000.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.   At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

On January 22, 2009, we issued a convertible note to a foreign accredited investor for proceeds of $10,000.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.   At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

During the three month period ended March 31, 2009, we received $27,500 in cash advances from a foreign accredited investor. Subsequent to our fiscal quarter ended March 31, 2009, on April 6, 2009, we received a further $10,000 in cash advances from such investor. On April 6, 2009, the $37,500 in cash advances were converted into a convertible promissory note. The amount is unsecured and is due on demand.  The principal amount bears interest at 30% per annum calculated and payable annually.   At any time that the principal and interest shall remain outstanding, the investor has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit Number	Name
3.1(1)	Articles of Incorporation of Company, as amended, as filed with the Secretary of State of Nevada on June 8, 2006.

3.1.1(2)	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of Nevada on February 2, 2008.

3.2	Amended Bylaws of Company

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

(1)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-1, filed on September 7, 2006.

(2)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on February 5, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LED POWER GROUP, INC.

Dated: May 14, 2009	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: May 14, 2009	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)