Form 10-Q
period 2009-06-30
LED Power Group, Inc.
filed 2009-08-13
CIK 1373761

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2009
Common stock, $.001 par value	725,001

LED POWER GROUP, INC.
FORM 10-Q

June 30, 2009

INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008 (Audited)	4

Condensed Statements of Operations for the three and six month periods ended June 30, 2009 and 2008 and for the period from June 8, 2006 (inception) to June 30, 2009 (Unaudited).	5

Condensed Statements of Cash Flows for the three and six month periods ended June 30, 2009 and 2008 and for the period from June 8, 2006 (inception) to June 30, 2009 (Unaudited).	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations	11

Item 3. Qualitative and Quantitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

Part II. OTHER INFORMATION	13

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

Signature Page	18

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

Part 1. Financial Information

Item 1. Financial Statements

LED Power Group, Inc.
(A Development Stage Company)
Condensed Balance Sheets
	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$215	$10
Prepaid expenses	431	10,000
Total current assets	646	10,010

Total assets	$646	$10,010

LIABILITIES and STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$104,106	$39,576
Notes payable to related parties	17,007	17,007
Demand notes payable	121,549	41,258
Advances	15,430	10
Total current liabilities	258,092	97,851

Total liabilities	258,092	97,851

STOCKHOLDERS' DEFICIT

Capital stock
Common - 600,000,000 shares authorized at $0.001 par value,
72,500,000 and 20,000,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively.	72,500	20,000
Additional paid in capital	8,222,500	(5,000)
Deficit accumulated during exploration stage	(8,552,446)	(102,841)

Total stockholders' deficit	(257,446)	(87,841)

Total liabilities and stockholders' deficit	$646	$10,010

The accompanying notes are an integral part of these condensed financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Three and Six Months Ended June 30, 2009 and 2008
And for the period from June 8, 2006 [Inception] to June 30, 2009
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from June 8, 2006 [Inception] to June 30, 2009
	2009	2008	2009	2008

Revenues	$-	$-	$-	$-	$-

Operating expenses
Corporate fees	3,180	-	13,815	-	15,120
Executive compensation	7,500	-	15,000	-	17,500
Professional fees	11,672	8,530	66,224	10,902	127,509
Investor relations and marketing	23,981	-	70,476	-	92,976
Loss from operations	46,333	8,530	165,515	10,902	253,105

Other income and expenses
Impairment of mineral rights	-	-	-	-	(15,000)
Impairment of license	-	-	(8,280,000)	-	(8,280,000)
Interest expense	(2,607)	-	(4,090)	-	(4,341)
	(2,607)	-	(8,284,090)	-	(8,299,341)

Net loss	$(48,940)	$(8,530)	$(8,449,605)	$(10,902)	$(8,552,446)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.12)	$(0.00)

Weighted average shares outstanding	72,500,000	50,000,000	71,125,000	50,000,000

The accompanying notes are an integral part of these condensed financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
And for the period from June 8, 2006 [Inception] to June 30, 2009
(Unaudited)

	Six months ended June 30,		Period from June 8, 2006 [Inception] to June
	2009	2008	30, 2009

Operating activities
Net loss	$(8,449,605)	$(10,902)	$(8,552,446)
Adjustments to reconcile net loss to
net cash used in operating activities:
Item not affecting cash:
Impairment of license	8,280,000	-	8,280,000
Impairment of mineral rights	-	-	15,000
Changes in:
Accrued interest	4,090	-	4,090
Prepaid expenses	9,569	-	(431)
Accounts payable and accrued liabilities	64,530	4,470	104,106
Cash used in operating activities	(91,416)	(6,432)	(149,681)

Investing Activities
Acquisition of mineral rights	-	-	(15,000)
Cash flows used in investing activities	-	-	(15,000)

Financing activities
Proceeds from issue of common stock	-	-	7,500
Proceeds from demand notes	76,201	-	117,469
Proceeds from notes payable to related parties	-	6,432	17,007
Proceeds from advances	15,420	-	15,420
Additional paid in capital	-	-	10,000
Retirement of founders' common stock	-	-	(2,500)
Cash flows provided by financing activities	91,621	6,432	164,896

Net increase (decrease) in cash	205	-	215

Cash, beginning of period	10	-	-

Cash, end of period	$215	$-	$215

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES

Common stock issued for license	$8,280,000	$-	$8,280,000

The accompanying notes are an integral part of these condensed financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2009

1.	Basis of presentation

The accompanying unaudited condensed financial statements of LED Power Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The Company is listed on the Over-the-Counter Bulletin Board under the symbol LPWR.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $8,552,446 since its inception, has a working capital deficiency of $257,446 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

During the fiscal year ended December 31, 2007, the Company received $17,006 pursuant to promissory notes with two of its former directors.  The notes are unsecured, bear no interest and don’t have any specific terms of repayment.   At June 30, 2009 and December 31, 2008, these notes are included on the balance sheets.

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

On October 17, 2008, the Company received $632 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At June 30, 2009, $44 in interest has been accrued pursuant to this note.

On November 7, 2008, the Company received $990 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At June 30, 2009, $64 in interest has been accrued pursuant to this note.

On November 24, 2008, the Company received $7,265 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At June 30, 2009, $434 in interest has been accrued pursuant to this note.

On December 4, 2008, the Company received $15,053 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At June 30, 2009, $858 in interest has been accrued pursuant to this note.

On December 17, 2008, the Company received $10,000 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At June 30, 2009, $534 in interest has been accrued pursuant to this note.

On January 15, 2009, the Company received $3,701 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At June 30, 2009, $168 in interest has been accrued pursuant to this note.

On January 20, 2009, the Company received $20,000 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At June 30, 2009, $882 in interest has been accrued pursuant to this note.

On January 22, 2009, the Company received $10,000 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At June 30, 2009, $436 in interest has been accrued pursuant to this note.

On April 6, 2009, the Company received $37,500 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At June 30, 2009, $873 in interest has been accrued pursuant to this note.

On May 26, 2009, the Company received $5,000 pursuant to a promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At June 30, 2009, $48 in interest has been accrued pursuant to this note.

On June 25, 2009, the Company received $15,000 in cash advances.  Subsequent to June 30, 2009, on July 15, 2009, the Company received a further $20,000 in cash advances.  On July 15, 2009, the $35,000 in cash advances was converted into a promissory note.  The note is unsecured, bears interest at 6% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.

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

Subsequent to June 30, 2009, on August 10, 2008, the Company effected a reverse split of its issued common shares on the basis of one new share for one hundred old shares, resulting in a decrease of the outstanding shares of common stock from 725,000,000 to 725,001 and a decrease of its authorized capital to 6,000,000.

6.	Related party transactions

a.
During the fiscal year ended December 31, 2007, the Company received $17,006 pursuant to promissory notes with two of its former directors.  The notes are unsecured, bear no interest and don’t have any specific terms of repayment;

b.
In December 2008, the Company entered into a contract for management services with a company controlled by the President and a director of the Company, requiring the payment of $2,500 per month plus applicable expenses for a period of one year, expiring on November 30, 2009.  This commitment can be terminated by either party with 30 days notice.  During the six month period ended June 30, 2009, $15,000 was paid or accrued pursuant to this agreement.

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

The 9,000,000 shares were valued at fair market on the day of the agreements, being $0.92 per share.  At June 30, 2009, $8,280,000 was recorded for impairment of the license as it does not have marketable value at this time.

9.  Subsequent events

On June 25, 2009, the Company received $15,000 in cash advances.  Subsequent to June 30, 2009, on July 15, 2009, the Company received a further $20,000 in cash advances.  On July 15, 2009, the $35,000 in cash advances was converted into a promissory note.  The note is unsecured, bears interest at 6% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.

Subsequent to June 30, 2009, on August 10, 2008, the Company effected a reverse split of its issued common shares on the basis of one new share for one hundred old shares, resulting in a decrease of the outstanding shares of common stock from 725,000,000 to 725,001 and a decrease of its authorized capital to 6,000,000.

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

To further facilitate our shift in business focus, on January 16, 2009, we effected a 2.5 for 1 forward stock split of all of our issued and outstanding shares of common stock. Additionally, on February 2, 2009, we merged with our wholly-owned subsidiary LPG for the purposes of effective a name change to “LED Power Group, Inc.”  Effective August 10, 2009, we effected a 1 for 100 reverse split of all our issued and outstanding shares of common stock to better position the company for growth for the rest of 2009 and to facilitate investment and broaden ownership, and to ultimately enhance overall shareholder value, resulting in a decrease of the outstanding shares of common stock from 725,000,000 to 725,001 and a decrease of our authorized capital to 6,000,000.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 2 to our financial statements for the fiscal year ended December 31, 2008 included in the Form 10-K.  As of, and for the six months ended June 30, 2009, there have been no material changes or updates to our critical accounting policies.

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

Comparison of Three and Six month periods ended June 30, 2009 and June 30, 2008

Results of Operations, Six Months Ended	June 30, 2009	June 30, 2008

Corporate fees	$13,815	$-
Executive compensation	15,000	-
Professional fees	66,224	10,902
Impairement of license	8,280,000	-
Investor relations and marketing	70,476	-
Interest expense	4,090	-
	$8,449,605	$10,902

Results of Operations, Three Months Ended	June 30, 2009	June 30, 2008

Corporate fees	$3,180	$-
Executive compensation	7,500	-
Professional fees	11,672	8,530
Impairement of license	-	-
Investor relations and marketing	23,981	-
Interest expense	2,607	-
	$48,940	$8,530

General and administrative expenses

During the three month periods ended June 30, 2009 and 2008, we incurred total expenses of $48,940 and $8,530, respectively and during the six month periods ended June 30, 2009 and 2008, we incurred total expenses of $8,449,605 and $10,902. These expenses were related mainly to maintain a public listing, such as legal and accounting fees, investor relations and marketing as well as filing and registration fees.   During the three month period ended March 31, 2009, the company recorded an impairment of $8,280,000 on its license as it does not have marketable value at this time.

Liquidity and Capital Resources

As of June 30, 2009, we had cash of $215, and working capital deficiency of $257,446.  During the three month period ended June 30, 2009, we funded our operations from the proceeds of convertible notes. We are currently seeking further financing and we believe that will provide sufficient working capital to fund our operations for at least the next 6 months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the six month period ended June 30, 2009, we used net cash of $91,416 in operations. Net cash from operating activities reflected an increase in accounts payable and accrued liabilities of $64,530.

We raised $76,201 during the six month period ended June 30, 2009 from convertible notes, and $15,420 from cash advances that were, on July 15, 2009, converted into a convertible loan along with further advances received in July 2009.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

We incurred net losses of $8,552,446 for the period from June 8, 2006 (inception) to June 30, 2009. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

Pursuant to our Articles of Incorporation, we have, as of the date of this Report, 6,000,000 shares of common stock authorized. As of the date of this Report, we have 725,001 shares of common stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Although our common stock is quoted on the OTCBB under the symbol “LPWR” there is a limited public market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, lack of available credit, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 26, 2009, we issued a convertible note to a foreign accredited investor for proceeds of $5,000.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.   At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

Subsequent to our fiscal quarter ended June 30, 2009, on July 15, 2009, we issued a convertible note to a foreign accredited investor for proceeds of $35,000.  The amount is unsecured and is due on demand.  The principal amount bears interest at 6% per annum calculated and payable annually.   At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws..

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit Number	Name
3.1(1)	Articles of Incorporation of Company, as amended, as filed with the Secretary of State of Nevada on June 8, 2006.

3.1.1(2)	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of Nevada on February 2, 2008.

3.2(3)	Amended Bylaws of Company

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

(1)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-1, filed on September 7, 2006.

(2)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on February 5, 2009.

(3)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on May 14, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LED POWER GROUP, INC.

Dated: August 13, 2009	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: August 13, 2009	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)