Form 10-Q
period 2009-09-30
LED Power Group, Inc.
filed 2009-11-13
CIK 1373761

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 333-137160

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 13, 2009
Common stock, $.001 par value	1,725,001

LED POWER GROUP, INC.
FORM 10-Q

September 30, 2009

INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	2

Condensed Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	3

Condensed Statements of Operations for the three and nine month periods ended September 30, 2009 and 2008 and for the period from June 8, 2006 (inception) to September 30, 2009 (Unaudited).	4

Condensed Statements of Cash Flows for the three and nine month periods ended September 30, 2009 and 2008 and for the period from June 8, 2006 (inception) to September 30, 2009 (Unaudited).	5

Notes to Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations	10

Item 3. Qualitative and Quantitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

Signature Page	17

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LED Power Group, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$10,206	$10
Prepaid expenses	431	10,000
Total current assets	10,637	10,010

Total assets	$10,637	$10,010

LIABILITIES and STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$93,832	$39,576
Notes payable to related parties	17,007	17,007
Demand notes payable	164,939	41,258
Advances	28,884	10
Total current liabilities	304,662	97,851

Total liabilities	304,662	97,851

STOCKHOLDERS' DEFICIT

Capital stock
Common - 6,000,000 shares authorized at $0.001 par value, 1,725,001 and 500,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively.	1,725	500
Additional paid in capital	8,303,275	14,500
Deficit accumulated during exploration stage	(8,599,025)	(102,841)

Total stockholders' deficit	(294,025)	(87,841)

Total liabilities and stockholders' deficit	$10,637	$10,010

The accompanying notes are an integral part of these condensed financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Three and Nine Months Ended September 30, 2009 and 2008
And for the period from June 8, 2006 [Inception] to September 30, 2009
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from June 8, 2006 [Inception] to
	2009	2008	2009	2008	September 30, 2009

Revenues	$-	$-	$-	$-	$-

Operating expenses
Corporate fees	770	-	14,585	-	15,890
Executive compensation	7,500	-	22,500	-	25,000
Professional fees	11,988	9,809	78,212	23,083	139,497
Investor relations and marketing	22,930	-	93,406	-	115,906
Loss from operations	43,188	9,809	208,703	23,083	296,293

Other income and expenses
Impairment of mineral rights	-	-	-	-	(15,000)
Impairment of license	-	-	(8,280,000)	-	(8,280,000)
Interest expense	(3,391)	-	(7,481)	-	(7,732)
	(3,391)	-	(8,287,481)	-	(8,302,732)

Net loss	$(46,579)	$(9,809)	$(8,496,184)	$(23,083)	$(8,599,025)

Net loss per share - basic and diluted	$(0.06)	$(0.02)	$(11.51)	$(0.05)

Weighted average shares outstanding	790,935	500,000	737,960	500,000

The accompanying notes are an integral part of these condensed financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the nine Months Ended September 30, 2009 and 2008
And for the period from June 8, 2006 [Inception] to September 30, 2009
(Unaudited)

	Nine months ended September 30,		Period from June 8, 2006 [Inception] to
	2009	2008	September 30, 2009

Operating activities
Net loss	$(8,496,184)	$(23,083)	$(8,599,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Item not affecting cash:
Impairment of license	8,280,000	-	8,280,000
Impairment of mineral rights	-	-	15,000
Changes in:
Accrued interest	7,481	-	7,481
Prepaid expenses	9,569	-	(431)
Accounts payable and accrued liabilities	54,256	23,083	93,832
Cash used in operating activities	(144,878)	-	(203,143)

Investing Activities
Acquisition of mineral rights	-	-	(15,000)
Cash flows used in investing activities	-	-	(15,000)

Financing activities
Proceeds from issue of common stock	10,000	-	17,500
Proceeds from demand notes	116,200	-	157,468
Proceeds from notes payable to related parties	-	-	17,007
Proceeds from advances	28,874	-	28,874
Additional paid in capital	-	-	10,000
Retirement of founders' common stock	-	-	(2,500)
Cash flows provided by financing activities	155,074	-	228,349

Net increase (decrease) in cash	10,196	-	10,206

Cash, beginning of period	10	-	-

Cash, end of period	$10,206	$-	$10,206

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES

Common stock issued for license	$8,280,000	$-	$8,280,000

The accompanying notes are an integral part of these condensed financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2009

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

The Company had limited operations acquiring and exploring mineral interests and, during the fiscal year ended December 31, 2008, relinquished its rights to the mineral interest and changed its business focus to the research, development, manufacturing and sales of light-emitting diode (LED) products. In furtherance of its business objectives, on January 12, 2009, the Company entered into a definitive Agreement and Plan of Merger with LED Power Group, Inc. f.k.a. LED Power, Inc., a Nevada corporation ("LPG") and Drayton Acquisition Sub, Inc., wholly-owned subsidiary of the Company, incorporated on December 3, 2008, whereby Drayton Acquisition Sub, Inc. merged with and into LPG, with LPG remaining as the surviving entity and becoming its wholly-owned subsidiary.  LPG has limited operations and owns the rights to an assignment agreement with Jumbo Power Technology Ltd., Liao Pheng-Piao and Liu Chih-Chun (“Licensors”) dated December 2008 (the “Assignment Agreement”).  Under the terms of the Assignment Agreement, LPG was licensed the exclusive rights to certain intellectual property owned by Licensors in relation to the production of LED products.

The Company is listed on the Over-the-Counter Bulletin Board under the symbol LPWR.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $8,599,025 since its inception, has a working capital deficiency of $294,025 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

During the fiscal year ended December 31, 2007, the Company received $17,006 pursuant to promissory notes with two of its former directors.  The notes are unsecured, bear no interest and don’t have any specific terms of repayment.   At September 30, 2009 and December 31, 2008, these notes are included on the balance sheets.

4.	Demand notes payable

On February 4, 2008, the Company received $636 pursuant to a convertible promissory note.  The note is unsecured, bears no interest and is due on demand.   The note can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.

On June 25, 2008, the Company received $6,432 pursuant to a convertible promissory note.  The note is unsecured, bears no interest and is due on demand.   The note can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.

On October 17, 2008, the Company received $632 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2009, $60 in interest has been accrued pursuant to this note.

On November 7, 2008, the Company received $990 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2009, $89 in interest has been accrued pursuant to this note.

On November 24, 2008, the Company received $7,265 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2009, $617 in interest has been accrued pursuant to this note.

On December 4, 2008, the Company received $15,053 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2009, $1,237 in interest has been accrued pursuant to this note.
On December 17, 2008, the Company received $10,000 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2009, $786 in interest has been accrued pursuant to this note.

On January 15, 2009, the Company received $3,701 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2009, $262 in interest has been accrued pursuant to this note.

On January 20, 2009, the Company received $20,000 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2009, $1,386 in interest has been accrued pursuant to this note.

On January 22, 2009, the Company received $10,000 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2009, $688 in interest has been accrued pursuant to this note.

On April 6, 2009, the Company received $37,500 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2009, $1,818 in interest has been accrued pursuant to this note.

On May 26, 2009, the Company received $5,000 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2009, $174 in interest has been accrued pursuant to this note.

On May 28, 2009, the Company received $5,000 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2009, $171 in interest has been accrued pursuant to this note.

On July 15, 2009, the Company received $35,000 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 6% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2009, $443 in interest has been accrued pursuant to this note.

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

On July 27, 2009, the Company reverse split its issued common shares on the basis of one new share for one hundred old shares, and reduced its authorized capital form 600,000,000 to 6,000,000 shares of common stock.

On September 24, 2009, the Company issued 1,000,000 shares of common stock at $0.01 per share, for gross proceeds of $10,000.

Subsequent to September 30, 2009, effective November 2, 2009, the Company amended its articles of incorporation to increase its authorized capital to 200,000,000 shares of common stock.

The number of shares referred to in these financial statements has been restated to give retroactive effect on the stock splits.

6.	Related party transactions

a.
During the fiscal year ended December 31, 2007, the Company received $17,006 pursuant to promissory notes with two of its former directors.  The notes are unsecured, bear no interest and don’t have any specific terms of repayment;

b.
In December 2008, the Company entered into a contract for management services with a company controlled by the President and a director of the Company, requiring the payment of $2,500 per month plus applicable expenses for a period of one year, expiring on November 30, 2009.  This commitment can be terminated by either party with 30 days notice.  During the nine month period ended September 30, 2009, $22,500 was paid or accrued pursuant to this agreement.

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

c.
On December 1, 2008, the Company entered into a contract for management consulting services with a company controlled by the President and a director of the Company requiring the payment of $2,500 per month expiring on November 30, 2009.  This commitment can be terminated by either party with 30 days written notice.

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

The 9,000,000 shares were valued at fair market on the day of the agreements, being $0.92 per share.  At September 30, 2009, $8,280,000 was recorded for impairment of the license as it does not have marketable value at this time.

9.	Subsequent events

Subsequent to September 30, 2009, effective November 2, 2009, the Company amended its articles of incorporation to increase its authorized capital to 200,000,000 shares of common stock.

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

To further facilitate our shift in business focus, on January 16, 2009, we effected a 2.5 for 1 forward stock split of all of our issued and outstanding shares of common stock. Additionally, on February 2, 2009, we merged with our wholly-owned subsidiary LPG for the purposes of effecting a name change to “LED Power Group, Inc.”  Effective August 10, 2009, we effected a 1 for 100 reverse split of all our issued and outstanding shares of common stock to better position the company for growth for the rest of 2009 and to facilitate investment and broaden ownership, and to ultimately enhance overall shareholder value, resulting in a decrease of the outstanding shares of common stock from 72,500,000 to 725,001 and a decrease of our authorized capital to 6,000,000.  Effective November 2, 2009, the Company amended its articles of incorporation to increase its authorized capital to 200,000,000 shares of common stock.

On September 24, 2009 we issued an aggregate of 1,000,000 shares of our common stock for a purchase price of $10,000 to John J. Lennon, our President, resulting in a change of control and Mr. Lennon owning 57.14% of our issued and outstanding shares.

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

Comparison of Three and Nine month periods ended September 30, 2009 and September 30, 2008

Results of Operations, Nine Months Ended	September 30, 2009	September 30, 2008

Corporate fees	$14,585	$-
Executive compensation	22,500	-
Professional fees	78,212	23,083
Impairement of license	8,280,000	-
Investor relations and marketing	93,406	-
Interest expense	7,481	-
	$8,496,184	$23,083

Results of Operations, Three Months Ended	September 30, 2009	September 30, 2008

Corporate fees	$770	$-
Executive compensation	7,500	-
Professional fees	11,988	9,809
Impairement of license	-	-
Investor relations and marketing	22,930	-
Interest expense	3,391	-
	$46,579	$9,809

General and administrative expenses

During the three month periods ended September 30, 2009 and 2008, we incurred total expenses of $46,579 and $9,809, respectively and during the nine month periods ended September 30, 2009 and 2008, we incurred total expenses of $8,496,184 and $10,902. These expenses were related mainly to maintaining a public listing, such as legal and accounting fees, investor relations and marketing as well as filing and registration fees.   During the three month period ended June 30, 2009, the company recorded an impairment of $8,280,000 on its license as it does not have marketable value at this time.

Liquidity and Capital Resources

As of September 30, 2009, we had cash of $10,206, and working capital deficiency of $294,025.  During the three month period ended September 30, 2009, we funded our operations from the proceeds of convertible notes. We are currently seeking further financing and we believe that will provide sufficient working capital to fund our operations for at least the next 6 months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the nine month period ended September 30, 2009, we used net cash of $144,878 in operations. Net cash from operating activities reflected an increase in accounts payable and accrued liabilities of $54,256 and a decrease in prepaids of $9,569.

We raised $116,200 during the nine month period ended September 30, 2009 from convertible notes, $10,000 from the issuance of common stock and $28,874 from cash advances.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

We incurred net losses of $8,599,025 for the period from June 8, 2006 (inception) to September 30, 2009. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under rules proposed by the SEC on August 6, 2006 we are required to include management's report on internal controls as part of our annual report for the fiscal year ending December 31, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending December 31, 2010. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

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

Pursuant to our Articles of Incorporation, we have, as of the date of this Report, 200,000,000 shares of common stock authorized. As of the date of this Report, we have 1,725,001 shares of common stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

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

LED POWER GROUP, INC.

Dated: November 13, 2009	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: November 13, 2009	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)