Form 10-Q/A
period 2009-09-30
LED Power Group, Inc.
filed 2009-12-03
CIK 1373761

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q/A

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☒  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required o submit and post such files).  
☐Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 3, 2009
Common stock, $.001 par value	1,725,001

EXPLANATORY NOTE

LED Power Group, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q (the  "Amended  Form 10-Q/A"), which amends the Quarterly Report on Form 10-Q for the period ended September 30, 2009, that the Company filed with the Securities and Exchange Commission on November 13, 2009, to include in the “Other Information” section of this Amended Form 10-Q/A a complete list of all Notes and Convertible outstanding at the time of this report in this Amended Form 10-Q/A.  The Company is also filing this Amended Form 10-Q/A to amend the Financial Statements and Notes as reported in the Form 10-Q as originally filed to accurately classify and describe the Notes and Convertible Notes outstanding at the time of this report in this Amended Form 10-Q/A.  Except as so amended, this Amended Form 10-Q/A does not modify or update any other disclosures set forth in the Form 10-Q as originally filed, and the contents of the Form 10-Q as originally filed have not otherwise been modified or changed.

LED POWER GROUP, INC.
FORM 10-Q/A

September 30, 2009

INDEX

PAGE
Part I. FINANCIAL INFORMATION	5

Item 1. Financial Statements	5

Condensed Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	5

Condensed Statements of Operations for the three and nine month periods ended September 30, 2009 and 2008 and for the period from June 8, 2006 (inception) to September 30, 2009 (Unaudited).	6

Condensed Statements of Cash Flows for the three and nine month periods ended September 30, 2009 and 2008 and for the period from June 8, 2006 (inception) to September 30, 2009 (Unaudited).	7

Notes to Condensed Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations	13

Item 3. Qualitative and Quantitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

Part II. OTHER INFORMATION	16

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	20

Signature Page	21

Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q/A contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation and other circumstances affecting anticipated revenues and costs, and the risk factors set forth below under the heading “Risk Factors” and set forth in our Annual report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 31, 2009.

As used in this Form 10-Q/A, “we,” “us” and “our” refer to LED Power Group, Inc., which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING
STATEMENTS

The forward-looking statements made in this report on Form 10-Q/A relate only to events or information as of the date on which the statements are made in this report on Form 10-Q/A. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
LED Power Group, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$10,206	$10
Prepaid expenses	431	10,000
Total current assets	10,637	10,010

Total assets	$10,637	$10,010

LIABILITIES and STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$62,095	$39,576
Notes payable to related parties	17,007	17,007
Demand notes payable	220,707	41,258
Advances	5,620	10
Total current liabilities	305,429	97,851

Total liabilities	305,429	97,851

STOCKHOLDERS' DEFICIT

Capital stock
Common - 6,000,000 shares authorized at $0.001 par value,
1,725,001 and 500,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively.	1,725	500
Additional paid in capital	8,303,275	14,500
Deficit accumulated during exploration stage	(8,599,792)	(102,841)

Total stockholders' deficit	(294,792)	(87,841)

Total liabilities and stockholders' deficit	$10,637	$10,010

The accompanying notes are an integral part of these condensed financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Three and Nine Months Ended September 30, 2009 and 2008
And for the period from June 8, 2006 [Inception] to September 30, 2009
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from June 8, 2006 [Inception] to
	2009	2008	2009	2008	September 30, 2009

Revenues	$-	$-	$-	$-	$-

Operating expenses
Corporate fees	770	-	14,585	-	15,890
Executive compensation	7,500	-	22,500	-	25,000
Professional fees	11,988	9,809	78,212	23,083	139,497
Investor relations and marketing	22,930	-	93,406	-	115,906
Loss from operations	43,188	9,809	208,703	23,083	296,293

Other income and expenses
Impairment of mineral rights	-	-	-	-	(15,000)
Impairment of license	-	-	(8,280,000)	-	(8,280,000)
Interest expense	(4,158)	-	(8,248)	-	(8,499)
	(4,158)	-	(8,288,248)	-	(8,303,499)

Net loss	$(47,346)	$(9,809)	$(8,496,951)	$(23,083)	$(8,599,792)

Net loss per share - basic and diluted	$(0.06)	$(0.02)	$(11.51)	$(0.05)

Weighted average shares outstanding	790,935	500,000	737,960	500,000

The accompanying notes are an integral part of these condensed financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the nine Months Ended September 30, 2009 and 2008
And for the period from June 8, 2006 [Inception] to September 30, 2009
(Unaudited)

	Nine months ended September 30,		Period from June 8, 2006 [Inception] to
	2009	2008	September 30, 2009

Operating activities
Net loss	$(8,496,951)	$(23,083)	$(8,599,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Item not affecting cash:
Impairment of license	8,280,000	-	8,280,000
Impairment of mineral rights	-	-	15,000
Changes in:
Accrued interest	8,248	-	8,248
Prepaid expenses	9,569	-	(431)
Accounts payable and accrued liabilities	22,519	23,083	62,095
Cash used in operating activities	(176,615)	-	(234,880)

Investing Activities
Acquisition of mineral rights	-	-	(15,000)
Cash flows used in investing activities	-	-	(15,000)

Financing activities
Proceeds from issue of common stock	10,000	-	17,500
Proceeds from demand notes	171,201	-	212,469
Proceeds from notes payable to related parties	-	-	17,007
Proceeds from advances	5,610	-	5,610
Additional paid in capital	-	-	10,000
Retirement of founders' common stock	-	-	(2,500)
Cash flows provided by financing activities	186,811	-	260,086

Net increase (decrease) in cash	10,196	-	10,206

Cash, beginning of period	10	-	-

Cash, end of period	$10,206	$-	$10,206

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES

Common stock issued for license	$8,280,000	$-	$8,280,000

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $8,599,792 since its inception, has a working capital deficiency of $294,792 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

On July 17, 2009, the Company received $10,000 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2009, $205 in interest has been accrued pursuant to this note.

On July 27, 2009, the Company received $778.91 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2009, $14 in interest has been accrued pursuant to this note.

On July 31, 2009, the Company received $4,985 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2009, $83 in interest has been accrued pursuant to this note.

On August 1, 2009, the Company received $14,084.28 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2009, $232 in interest has been accrued pursuant to this note.

On August 17, 2009, the Company received $7,500 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2009, $90 in interest has been accrued pursuant to this note.

On August 31, 2009, the Company received $10,000 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2009, $82 in interest has been accrued pursuant to this note.

On September 1, 2009, the Company received $7,652.47 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2009, $61 in interest has been accrued pursuant to this note.

Subsequent to September 30, 2009, on October 15, 2009, the Company received $15,307 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.

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

Subsequent to September 30, 2009, on October 15, 2009, the Company received $15,307 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.

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

Comparison of Three and Nine month periods ended September 30, 2009 and September 30, 2008

	September 30,	September 30,
Results of Operations, Nine Months Ended	2009	2008

Corporate fees	$14,585	$-
Executive compensation	22,500	-
Professional fees	78,212	23,083
Impairement of license	8,280,000	-
Investor relations and marketing	93,406	-
Interest expense	8,248	-
	$8,496,951	$23,083

	September 30,	September 30,
Results of Operations, Three Months Ended	2009	2008

Corporate fees	$770	$-
Executive compensation	7,500	-
Professional fees	11,988	9,809
Impairement of license	-	-
Investor relations and marketing	22,930	-
Interest expense	4,158	-
	$47,346	$9,809

General and administrative expenses

During the three month periods ended September 30, 2009 and 2008, we incurred total expenses of $47,346 and $9,809, respectively and during the nine month periods ended September 30, 2009 and 2008, we incurred total expenses of $8,496,951 and $23,083. These expenses were related mainly to maintaining a public listing, such as legal and accounting fees, investor relations and marketing as well as filing and registration fees.   During the three month period ended June 30, 2009, the company recorded an impairment of $8,280,000 on its license as it does not have marketable value at this time.

Liquidity and Capital Resources

As of September 30, 2009, we had cash of $10,206, and working capital deficiency of $294,792.  During the three month period ended September 30, 2009, we funded our operations from the proceeds of convertible notes and the issuance of common stock.  We are currently seeking further financing and we believe that will provide sufficient working capital to fund our operations for at least the next 6 months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the nine month period ended September 30, 2009, we used net cash of $176,615 in operations. Net cash from operating activities reflected an increase in accounts payable and accrued liabilities of $22,519 and a decrease in prepaids of $9,569.

We raised $171,201 during the nine month period ended September 30, 2009 from convertible notes, $10,000 from the issuance of common stock and $5,610 from cash advances.

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

We incurred net losses of $8,599,792 for the period from June 8, 2006 (inception) to September 30, 2009. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

The Company has issued the following Convertible Notes, which are outstanding at the time of this report on Form 10-Q/A:

On October 15, 2009 we issued a convertible promissory note to a foreign accredited investor for proceeds of $15,307.00.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.   At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

On September 1, 2009 we issued a convertible promissory note to a foreign accredited investor for proceeds of $7,652.47.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.   At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

On August 31, 2009 we issued a convertible promissory note to a foreign accredited investor for proceeds of $10,000.00.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.   At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

On August 17, 2009 we issued a convertible promissory note to a foreign accredited investor for proceeds of $7,500.00.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.   At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

On August 1, 2009 we issued a convertible promissory note to a foreign accredited investor for proceeds of $14,084.28.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.   At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

On July 31, 2009 we issued a convertible promissory note to a foreign accredited investor for proceeds of $4,985.00.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.   At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

On July 27, 2009 we issued a convertible promissory note to a foreign accredited investor for proceeds of $778.91.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.   At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

 On July 17, 2009 we issued a convertible promissory note to a foreign accredited investor for proceeds of $10,000.00.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.   At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

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

LED POWER GROUP, INC.

Dated: December 3, 2009	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: December 3, 2009	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)