Form 10-K
period 2009-12-31
LED Power Group, Inc.
filed 2010-03-30
CIK 1373761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-137160

LED POWER GROUP, INC.

(Name of Registrant as specified in its charter)

Nevada	98-0501477
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1694 Falmouth Road, Suite 150 Centerville, MA	02632
(Address of Principal Executive Offices)	(Zip Code)

(508) 362-4420

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.0001 par value	OTC Bulletin Board
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section (g) of the Act:
None

 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☒

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of June 30, 2009, the aggregate market value of the Company’s common stock held by non-affiliates was $82,932.03.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 24, 2010, there were 25,629,016 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

PART I.

Item 1.  Business.

Background

LED Power Group, Inc. (“we”, “us”, “our” or the “Company”) was organized under the laws of the State of Nevada on June 8, 2006 under the name “Drayton Harbor Resources, Inc.” and was engaged in the exploration of mineral interest located in British Columbia, Canada.  We have relinquished our rights to this mineral interest and changed our focus towards the end of 2008 to the research, development, manufacturing and sales of light-emitting diode (LED) products.

In furtherance of our business objectives, on January 12, 2009, we entered into a definitive Agreement and Plan of Merger with LED Power Group, Inc. f.k.a. LED Power, Inc., a Nevada corporation (“LPG”) and Drayton Acquisition Sub, Inc., our wholly-owned subsidiary, whereby Drayton Acquisition Sub, Inc. merged with and into LPG, with LPG remaining as the surviving entity and becoming our wholly-owned subsidiary.  Under the terms of the Agreement and Plan of Merger, we issued 9,000,000 pre-split shares of our common stock to Trussnet Capital Partners (Cayman) Ltd. (“Trussnet”) for all of the issued and outstanding shares of LPG.  LPG has limited operations and owns the rights to an Assignment Agreement with Jumbo Power Technology Ltd., Liao Pheng-Piao and Liu Chih-Chun (“Licensors”), dated December 2008 (the “Assignment Agreement”).  Under the terms of the Assignment Agreement, LPG was licensed the exclusive rights to certain intellectual property owned by Licensors in relation to the production of LED products.  We are currently involved in a dispute with Trussnet involving the Assignment Agreement, and until such dispute is resolved, we are unable to utilize the intellectual property licensed thereunder to develop LED products.

To further facilitate our shift in business focus, on January 16, 2009, we effected a 2.5-for-1 forward stock split of all of our issued and outstanding shares of common stock.  Additionally, on February 2, 2009, we merged with our wholly-owned subsidiary, LPG, for the purposes of effective a name change to “LED Power Group, Inc.”  Effective August 10, 2009, we effected a 1-for-100 reverse split of all our issued and outstanding shares of common stock to better position the company for growth for the rest of 2009 and to facilitate investment and broaden ownership, and to ultimately enhance overall shareholder value, resulting in a decrease of the outstanding shares of common stock from 72,500,000 to 725,001 and a decrease of our authorized capital to 6,000,000.  Effective November 2, 2009, the Company amended its articles of incorporation to increase its authorized capital to 200,000,000 shares of common stock.

On September 24, 2009, issued an aggregate of 1,000,000 shares of our common stock for a purchase price of $10,000 to John J. Lennon, our President, resulting in a change of control and Mr. Lennon owning 57.14% of our issued and outstanding shares.  On December 10, 2009, we issued an additional 23,904,015 shares of our common stock pursuant to the conversion of demand notes payable.

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

Employees

As of December 31, 2009, we had no full time employees.  We currently utilize temporary contract labor throughout the year to address business and administrative needs.

Item 1A.  Risk Factors.

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

RISKS RELATED TO OUR BUSINESS

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

We incurred net losses of $8,644,350 for the period from June 8, 2006 (inception) to December 31, 2009.  We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.  There can be no assurance that future operations will be profitable.  We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with, existing and future requirements could adversely affect our business.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board.  These laws, rules and regulations continue to evolve and may become increasingly stringent in the future.  In particular, under rules proposed by the SEC on August 6, 2006, we are required to include management’s report on internal controls as part of our annual report for the fiscal years ending December 31, 2008 and December 31, 2009, pursuant to Section 404 of the Sarbanes-Oxley Act.  Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending December 31, 2010.  The financial cost of compliance with these laws, rules and regulations is expected to be substantial.  We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters.  Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

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

Any dispute or other circumstances resulting in our inability to utilize our intellectual property will significantly impair our ability to enter the LED lighting market, thereby harming our prospects for future growth.

We are currently involved in a dispute with Trussnet Capital Partners (Cayman) Ltd. regarding our license to certain intellectual property.  Until our dispute with Trussnet is resolved, we will be unable to utilize the license to the intellectual property on which we will depend to develop LED products.  Similar disputes or other circumstances which inhibit our ability to utilize our intellectual property may be costly and time consuming and significantly delay our ability to enter the LED lighting market.  Any such delays may significantly affect our ability to grow our business and achieve our objectives, and may harm our ability to generate any revenues from the LED lighting market.

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

RISKS RELATED TO OUR COMMON STOCK

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

Pursuant to our Articles of Incorporation, we have, as of the date of this Report, 200,000,000 shares of common stock authorized.  As of March 24, 2010, we have 25,629,016 shares of common stock issued and outstanding.  As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which, if issued, could cause substantial dilution to our existing shareholders.

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

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price, as defined, less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors such as, institutions with assets in excess of $5,000,000 or an individual with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with his or her spouse.  For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser’s written agreement of the transaction prior to the sale.  Consequently, the rule may affect the ability of broker-dealers to sell our securities and also affect the ability of our stockholders to sell their shares in the secondary market.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We currently maintain our registered offices at 1694 Falmouth Road, Suite 150, Centerville, MA 02632-2933.

Item 3.  Legal Proceedings.

None.

Item 4.  Reserved.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on the OTC Bulletin Board (“OTCBB”) exchange under the symbol LPWR.OB.  The following table sets forth the range of high and low bid information for our common stock as reported on the OTCBB for each calendar quarter indicated below.  Prior to October 6, 2008, there was no established trading market for our common stock.  Our common stock began trading on the OTCBB on October 6, 2008.  The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

All prices listed below have been adjusted to give retroactive effect to a 2.5-for-1 forward stock split of all issued and outstanding shares of our common stock on January 16, 2009 and a 1-for-100 reverse split of all issued and outstanding shares of our common stock on August 10, 2009.

2008	Low	High
Fourth Quarter (October 6, 2008 - December 31, 2008)	$20.00	$42.80

2009	Low	High
First Quarter (March 31, 2009)	$14.00	$52.00
Second Quarter (June 30, 2009)	$3.00	$11.00
Third Quarter (September 30, 2009)	$0.27	$4.00
Fourth Quarter (December 31, 2009)	$0.13	$0.75

The closing price for our common stock on December 31, 2009 was $0.13.

Stockholders

As of March 24, 2010, we had 25,629,016 shares of common stock outstanding held by 33 shareholders.

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

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and financial statements contained herein are for our fiscal years ended December 31, 2009 and December 31, 2008.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report.  Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Forward-looking statements are based upon estimates, forecasts and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.

Plan of Operation

Background

We were organized under the laws of the State of Nevada on June 8, 2006 under the name “Drayton Harbor Resources, Inc.” and were engaged in the exploration of mineral interest located in British Columbia, Canada.  We have relinquished our rights to this mineral interest and changed our focus towards the end of 2008 to the research, development, manufacturing and sales of light-emitting diode (LED) products.

In furtherance of our business objectives, on January 12, 2009, we entered into a definitive Agreement and Plan of Merger with LED Power Group, Inc. f.k.a. LED Power, Inc., a Nevada corporation (“LPG”) and Drayton Acquisition Sub, Inc., our wholly-owned subsidiary, whereby Drayton Acquisition Sub, Inc. merged with and into LPG, with LPG remaining as the surviving entity and becoming our wholly-owned subsidiary.  Under the terms of the Agreement and Plan of Merger, we issued 9,000,000 pre-split shares of our common stock to Trussnet Capital Partners (Cayman) Ltd. for all of the issued and outstanding shares of LPG.  LPG has limited operations and owns the rights to an Assignment Agreement with Jumbo Power Technology Ltd., Liao Pheng-Piao and Liu Chih-Chun (“Licensors”), dated December 2008 (the “Assignment Agreement”).  Under the terms of the Assignment Agreement, LPG was licensed the exclusive rights to certain intellectual property owned by Licensors in relation to the production of LED products.

To further facilitate our shift in business focus, on January 16, 2009, we effected a 2.5-for-1 forward stock split of all of our issued and outstanding shares of common stock.  Additionally, on February 2, 2009, we merged with our wholly-owned subsidiary, LPG, for the purposes of effective a name change to “LED Power Group, Inc.”

Effective August 10, 2009, we effected a 1-for-100 reverse split of all our issued and outstanding shares of common stock to better position the company for growth for the rest of 2009 and to facilitate investment and broaden ownership, and to ultimately enhance overall shareholder value, resulting in a decrease of the outstanding shares of common stock from 72,500,000 to 725,001 and a decrease of our authorized capital to 6,000,000.  Effective November 2, 2009, the Company amended its articles of incorporation to increase its authorized capital to 200,000,000 shares of common stock.

On September 24, 2009, we issued an aggregate of 1,000,000 shares of our common stock for a purchase price of $10,000 to John J. Lennon, our President, resulting in a change of control and Mr. Lennon owning 57.14% of our issued and outstanding shares.  On December 10, 2009, we issued an additional 23,904,015 shares of our common stock pursuant to the conversion of demand notes payable.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.  As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex.  Our significant accounting policies are discussed in Note 3 to our financial statements for the fiscal year ended December 31, 2009 included in the Form 10-K.  We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

Development  stage company

The Company complies with Financial Accounting Standards Board Statement (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises, as amended, for its characterization of the Company as a Development Stage Company.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.

Loss per share

In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  Diluted loss per common share is not presented because it is anti-dilutive.  The weighted average number of shares outstanding during the periods has been retroactively restated to reflect a forward stock split of four new shares for one old share, effective on January 4, 2008, a forward stock split of 2.5 new shares for one old share, effective on January 16, 2009, and a reverse stock split of one new share for 100 old shares, effective on August 10, 2009.

Long lived assets

Property and equipment are stated on the basis of historical cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of  the assets.  Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.

Impairment losses are recorded on fixed assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.  There were no impairment losses in 2008.  During the fiscal year ended December 31, 2009, the Company recorded $8,280,000 for impairment of a license as it does not have marketable value at this time

Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the periods included in the accompanying financial statements.

Financial Condition as of December 31, 2009

We reported total current assets of $5,493 at December 31, 2009, consisting of cash of $206 and prepaid expenses of $5,287.  Total current liabilities reported of $105,803 consisted of $55,244 in accounts payable and accrued liabilities and of $50,559 in notes payable, interest on notes and advances.  We had a working capital deficiency of $100,310 at December 31, 2009.

Stockholders’ Deficiency increased from $87,841 for the year ended December 31, 2008 to $100,310 at December 31, 2009.

We are currently a development stage company focused in the LED industry, and evaluating opportunities for expansion within that industry through acquisitions or other strategic relationships.

Cash and Cash Equivalents

As of December 31, 2009, we had cash of $206.  As such, we anticipate that we will have to raise additional capital through debt or equity financings to fund our operations and execute our business plan during the next 6 to 12 months.

Results of Operations For the Fiscal Year Ended December 31, 2009

For the fiscal year ended December 31, 2009, we incurred a net loss of $8,541,509.

Results of Operations For the Fiscal Year Ended December 31, 2008

For the fiscal year ended December 31, 2008, we incurred a net loss of $70,296.

Results of Operations for the Year Ended December 31, 2009 as Compared to the Year Ended December 31, 2008

Results of Operations, Year Ended	December 31, 2009	December 31, 2008

Operating Expenses
General and administrative	$15,442	$-
Executive compensation	30,000	2,500
Professional fees	87,832	45,045
Investor relations and marketing	116,621	22,500

Other Expenses
Impairment of license	8,280,000	-
Interest expense	11,614	251

Total	$8,541,509	$70,296

General and administrative expenses

During the fiscal year ended December 31, 2009, we incurred total expenses of $8,541,509, as compared to $70,296 for the year ended December 31, 2008.  These expenses were related mainly to investor relations and professional fees.  Other expenses were incurred in relation to activities associated with maintaining a public listing, such as legal and accounting fees.  The Company also recorded $8,280,000 for impairment of a license as it does not have marketable value at this time

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early development stage.

Liquidity and Capital Resources

As of December 31, 2009, we had cash of $206, and working capital deficiency of $100,310.  During the year ended December 31, 2009, we funded our operations from the proceeds of private sales of equity.  We plan to continue further financings, and we believe that this will provide sufficient working capital to fund our operations for at least the next 12 months.  Changes in our operating plans, increased expenses, additional acquisitions or other events may cause us to seek additional equity or debt financing in the future.

For the period ended December 31, 2009, we used $229,852 of net cash to fund operating activities.  Net cash used in operating activities reflected $4,713 in prepaid expenses offset by $15,668 in accounts payable and accrued liabilities.

We raised $10,000 during the fiscal year ended December 31, 2009 from the proceeds of a sale of common stock to John J. Lennon, our President.  Additionally, we borrowed $220,059 through the issuance of convertible promissory notes.

We anticipate that our cash requirements will be significant in the near term due to contemplated development, manufacturing, marketing and sales of our LED technologies and products.  Accordingly, we expect to continue to use cash to fund operations for at least the remaining of our fiscal year ended December 31, 2010, as we look to generating sufficient revenue to meet our needs.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Capital Expenditures

We did not make any capital expenditures in the fiscal year ended December 31, 2009.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

		Payments Due by Period
Contractual Obligations At December 31, 2009	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 Years
Total Debt	$50,559	$50,559	$	$	$

The above table outlines our obligations as of December 31, 2009 and does not reflect any changes in our obligations that have occurred after that date.

Item 7A  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Reference is made to the financial statements, the report of our independent registered public accounting firm, and the notes thereto of this report, which financial statements, report, and notes are incorporated herein by reference.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously disclosed, on August 3, 2009, Moore and Associates, Chartered was dismissed as our independent accountant.  On August 7, 2009, we engaged Weaver and Martin LLC as our new independent accountant.  In connection with this change in accountants, there was no disagreement (as that term is used in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal year ending December 31, 2009, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. This conclusion is based primarily upon the factors discussed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles  (“GAAP”) and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

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

As of December 31, 2009, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee of our board of directors due to a lack of a majority of independent board members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal control over financial reporting, we have initiated, or plan to initiate upon the receipt of sufficient funds and increase in operations, the following series of measures:

•	We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function;

•
We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning independent audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

Changes in Internal Control over Financial Reporting

We have had very limited operations and there were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Item 9B.  Other Information.

On December 30, 2009, we issued a convertible note to a foreign accredited investor for proceeds of $22,557.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.  At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

On December 31, 2009, we issued a convertible note to a foreign accredited investor for proceeds of $10,994.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.  At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

Subsequent to December 31, 2009, on March 6, 2010, we issued a convertible note to a foreign accredited investor for proceeds of $46,611.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion. We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

PART III

Item 10.  Directors, Executives Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person	Age	Position
John J. Lennon	55	President, Chief Executive Officer, Treasurer, Secretary, Director

John J. Lennon.  On December 1, 2008, the Board of Directors of the Company appointed Mr. John J. Lennon as President, Secretary, Treasurer and sole member of the Board of Directors of the Company.  Our board concluded Mr. Lennon should serve as a director based on his background in natural resource exploration, experience in raising funds through debt and equity financing, and previous public company leadership positions.

Mr. Lennon has served as President, Chief Financial Officer and Director of UV Flu Technologies, Inc., a public company, since November 2009, President, Chief Executive Officer and Director of Far East Wind Power Corp., a public company, since September 2009, President of Chamberlain Capital Partners since 2004, Director of American Durahomes from 2006, and Treasurer/Director/VP of Finance of US Starcom from 2005 to 2007.  Mr. Lennon also has served as a Director of American Petro-Hunter, Inc., a public company, since February 2009, and served as President of this company from February 2009 to June 2009.  Chamberlain Capital Partners assists companies in the area of maximizing shareholder value through increased sales, cost reduction and refined business strategy.  Mr. Lennon has also assisted companies in obtaining debt financing, private placements and other methods of funding.  He is responsible for corporate reporting, press releases, and funding related initiatives for American Durahomes, a private corporation, and previously for US Starcom, a public entity.  On December 31, 2007, Mr. Lennon was appointed Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and director of Explortex Energy Inc., a publicly reporting company, which is a natural resource exploration company engaged in the participation in drilling of oil and gas in the United States.  From 1987 to 2004, Mr. Lennon served as Senior Vice President of Janney Montgomery Scott, Osterville, MA, Smith Barney and Prudential Bache Securities, managing financial assets for high net worth individuals.  Mr. Lennon also previously served as a Director, Treasurer and VP of Finance of Brite-Strike Tactical Illumination Products, Inc., a public company, from August 2008 to July 2009 and President of Explorex Energy, a private corporation, from January 2008 to June 2009.

There are no arrangements, understandings, or family relationships pursuant to which our executive officers were selected.

Audit Committee

Our Board of Directors has not established a separately-designated standing audit committee within the meaning of Section 3(a)(58)(A) of the Exchange Act.  Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act.  We are seeking candidates for outside directors to serve on a separate audit committee when we establish one.  Due to our small size and limited operations and resources, it has been difficult to recruit outside directors.

Audit Committee Financial Expert

Due to our small size and limited operations and resources, we currently do not have an audit committee financial expert on our Board of Directors.

Code of Ethics

Given our limited operations and resources and because we are in the development stage, we have not yet adopted a code of ethics.  Upon commencement of significant operations and hiring other executive officers, we intend to adopt a code of ethics that will apply to all our officers, directors and employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, each of our former President and Director, Bhupinder Malhi, and our former Chief Financial Officer and Secretary, Rogel Gregorio, failed to file on a timely basis Form 3 and Form 4s as required pursuant to Section 16(a) of the Exchange Act.  Mr. Malhi and Mr. Gregorio failed to file any reports during the fiscal year ended December 31, 2008.

Except as set forth above, and based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities and Exchange Commission, our executive officers and directors, and persons who own more than 10% of our common stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

Item 11.  Executive Compensation.

The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal periods ended December 31, 2009 and December 31, 2008.  Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e)(2)	Option Awards ($)(f)	Non-Equity Incentive Plan Compensation ($)(g)	Non-qualified Deferred Compensation Earnings ($)(h)	All Other Compensation (i)	Total(j)
John J. Lennon,	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$30,000	$30,000
President, Chief Executive Officer, Treasurer, Secretary, Director (1)	2008	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$2,500	$2,500

(1)           The Company entered into a Management and Governance Consultant Agreement with Chamberlain Capital Partners on December 1, 2008.  Pursuant to the agreement, Chamberlain Capital Partners provides services to us relating to corporate management and governance and consults with our officers and employees concerning matters relating to corporate management, governance, including day-to-day operations, accounting, regulatory compliance, marketing and investor relation services.  We agreed to pay Chamberlain Capital Partners $2,500 per month for services rendered pursuant to the agreement.  The agreement expired pursuant to its own terms on November 30, 2009, and either party had the right to terminate the agreement at any time by providing 30 days written notice to the other party.  Effective December 1, 2009, the agreement with Chamberlain Capital Partners is continuing on a month-to-month basis.  Mr. Lennon is the president of Chamberlain Capital Partners, and billed our Company a total of $30,000 and $2,500 for the fiscal years ended December 31, 2009 and December 31, 2008, respectively, for services performed under the Management and Governance Consultant Agreement.

Director Compensation

We do not pay compensation to directors for attendance at meetings.  We do reimburse directors for reasonable expenses incurred during the course of their performance.  There has been no compensation awarded to, earned by, or paid to any of our named directors during the last fiscal year.

Pension and Retirement Plans; Payments Upon Termination or Change of Control

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

Compensation Policies and Practices As They Relate to the Company’s Risk Management

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth, as of March 24, 2010, the number and percentage of outstanding shares of our common stock owned by (i) each director and each named executive officer, (ii) all directors and named executive officers as a group, and (iii) each person known to us to beneficially own more than 5% of our outstanding common stock.  Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next 60 days.  Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member.  Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class of Common Stock(2)
Directors and Executive Officers John J. Lennon 104 Swallow Hill Drive Barnstable, MA 02630	1,000,000	3.9%

Ownership of all directors and executive officers as a group (1 person)	1,000,000	3.9%

(1)
Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.  Unless provided for otherwise, the address for each of the beneficial owners named below is the Company’s business address.

(2)
Under Rule 13d-3 under the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired within 60 days after March 24, 2010 are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the persons having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.

We do not know of any other shareholder who has more than 5 percent of the issued shares.

There are no voting trusts or similar arrangements known to us whereby voting power is held by another party not named herein which may at a subsequent date result in a change of control.  We know of no trusts, proxies, power of attorney, pooling arrangements, direct or indirect, or any other contract arrangement or device with the purpose or effect of divesting such person or persons of beneficial ownership of our common shares or preventing the vesting of such beneficial ownership.

Securities Authorized For Issuance Under Equity Compensation Plans

None.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

In connection with Mr. Lennon’s appointment as President, Chief Executive Officer, Treasurer, Secretary and Director, we entered into a Management and Governance Consultant Agreement with Chamberlain Capital Partners on December 1, 2008.  Pursuant to the agreement, Chamberlain Capital Partners provides services to us relating to corporate management and governance and consults with our officers and employees concerning matters relating to corporate management, governance, including day-to-day operations, accounting, regulatory compliance, marketing and investor relation services.  We agreed to pay Chamberlain Capital Partners $2,500 per month for services rendered pursuant to the agreement.  The agreement expired pursuant to its own terms on November 30, 2009, and either party had the right to terminate the agreement at any time by providing 30 days written notice to the other party.  Mr. Lennon is the President of Chamberlain Capital Partners.

Review, Approval or Ratification of Transactions with Related Persons

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

Director Independence

During 2009, we did not have any independent directors on our board.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the SEC.

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

Board Leadership Structure and Role in Risk Oversight

John J. Lennon serves the Company both as its principal executive officer and sole director.  At present, we have determined this leadership structure is appropriate for our Company due to our small size and limited operations and resources.

The Board is actively involved in the general oversight of risks that could affect our Company.  This oversight is conducted primarily through regular monitoring and oversight of particular risks within the Company, as well as the Company’s engagement of Chamberlain Capital Partners, which provides our Company with, among other things, corporate management and governance and regulatory compliance consulting services.

Item 14.  Principal Accounting Fees and Services.

The following table shows the fees paid or accrued by us for the audit and other services provided by Moore and Associates, Chartered, the Company’s independent registered public accounting firm for fiscal year 2008 and for fiscal year 2009 until August 3, 2009 for the fiscal periods shown:

	2009	2008
Audit Fees	$0	$6,500
Audit - Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$0	$8,000

The following table shows the fees paid or accrued by us for the audit and other services provided by Weaver & Martin LLC, the Company’s independent registered public accounting firm since August 7, 2009 for the fiscal period shown:

2009
Audit Fees(1)	$12,000
Audit Related Fees	$3,500
Tax Fees	-
All Other Fees	-
Total	$15,500

(1)
The registration of the Company’s prior auditor, Moore and Associates, Chartered, under the Public Company Accounting Oversight Board was revoked on August 27, 2009.  As a result, the audit opinion of Moore and Associates for fiscal year 2008 has been rendered invalid.  Accordingly, amounts included in Audit Fees include amounts paid or accrued by us for the audit of both fiscal years 2008 and 2009 by Weaver and Martin LLC.

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Exchange Act.  The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firms in fiscal 2009 and 2008.  The percentage of hours expended on the respective principal accountants’ engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the respective principal accountants’ full-time, permanent employees was 0%.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)  Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(2)
No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(b)  Exhibits

Exhibit Number	Exhibit
3.1	Articles of Incorporation of Company, including all amendments to date. (1)
3.2	Bylaws of Company. (2)
10.1	Agreement and Plan of Merger among Drayton Harbor Resources, Inc., Drayton Acquisition Sub, Inc. and LED Power, Inc. dated January 12, 2009. (3)
10.2	Management and Governance Consultant Agreement between Drayton Harbor Resources Inc. and Chamberlain Capital Partners dated December 1, 2008. (4)
10.3	Assignment and Assumption Agreement between Trussnet Capital Partners (HK) Ltd. and LED Power, Inc. dated January 12, 2009. (4)
10.4	Exclusive License Agreement among Jumbo Power Technology Ltd., Liao Pheng-Piao, and Liu Chih-Chun and Trussnet Capital Partners (HK) Ltd. dated December 2008. (4)
16	Letter from Moore & Associates, Chartered, dated August 7, 2009. (5)
21	List of Subsidiaries.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-1, filed on September 7, 2006, Current Reports on Form 8-K, filed February 5, 2009 and August 11, 2009, and Schedule 14C Information, filed on October 13, 2009.

(2)	Incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on May 14, 2009.

(3)	Incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on January 16, 2009.

(4)	Incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on March 31, 2009.

(5)	Incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on August 7, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LED POWER GROUP, INC.

Dated: March 30, 2010	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: March 30, 2010	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ John J. Lennon	President, Secretary,	March 30, 2010
John J. Lennon	Treasurer and Director

LED Power Group, Inc.
Index to Financial Statements
December 31, 2009

INDEX

To the Board of Directors and Stockholders
LED Power Group, Inc.
Centerville, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of LED Power Group, Inc. (A Development Stage Company) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period of June 8, 2006 (Inception) to December 31, 2009.  LED Power Group, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LED Power Group, Inc. as of December 31, 2009 and 2008 and the results of its operations, stockholders’ deficit, and cash flows for the years then ended and for the period of June 8, 2006 (Inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Weaver & Martin, LLC

Weaver & Martin, LLC
Kansas City, Missouri
March 30, 2010

LED Power Group, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2009	December 31, 2008

ASSETS

Current assets
Cash	$206	$10
Prepaid expenses	5,287	10,000
Total current assets	5,493	10,010

Total assets	$5,493	$10,010

LIABILITIES and STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$55,244	$39,576
Notes payable	17,007	17,007
Convertible demand notes payable	33,552	41,258
Advances	-	10
Total current liabilities	105,803	97,851

Total liabilities	105,803	97,851

STOCKHOLDERS' DEFICIT

Capital stock
Common - 200,000,000 shares authorized at $0.001 par value 25,629,016 and 500,001 shares issued and outstanding at December 31, 2009 and 2008, respectively.	25,629	500
Additional paid in capital	8,518,411	14,500
Deficit accumulated during development stage	(8,644,350)	(102,841)

Total stockholders' deficit	(100,310)	(87,841)

Total liabilities and stockholders' deficit	$5,493	$10,010

The accompanying notes are an integral part of these audited financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2009 and 2008
And for the period from June 8, 2006 (Inception) to December 31, 2009

			Period from June 8,
	December 31,		2006 (Inception) to
	2009	2008	December 31, 2009

Revenues	$-	$-	$-

Operating expenses
General and administrative	15,442	-	16,747
Executive compensation	30,000	2,500	32,500
Professional fees	87,832	45,045	149,117
Investor relations and marketing	116,621	22,500	139,121
Loss from operations	249,895	70,045	337,485

Other income and expenses
Impairment of mineral rights	-	-	(15,000)
Impairment of license	(8,280,000)	-	(8,280,000)
Interest expense	(11,614)	(251)	(11,865)
	(8,291,614)	(251)	(8,306,865)

Net loss	$(8,541,509)	$(70,296)	$(8,644,350)

Net loss per share - basic and diluted	$(2.14)	$(0.14)

Weighted average shares outstanding	3,997,288	500,001

The accompanying notes are an integral part of these audited financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period from June 8, 2006 (Inception) to December 31, 2009

				Accumulated
	Common Stock		Additional	Deficit during	Total
			Paid-In	Exploration	Stockholders'
	Number	Amount	Capital	Stage	Equity (Deficit)

Balance, at inception	-	$-	$-	$-	$-
Stock issued to founders for cash	750,001	750	14,250	-	15,000
Net loss from inception (June 8, 2006) to December 31, 2006				(15,855)	(15,855)
Balance, December 31, 2006	750,001	750	14,250	(15,855)	(855)
Retirement of founders' common stock	(250,000)	(250)	250		-
Net loss for year				(16,690)	(16,690)
Balance, December 31, 2007	500,001	500	14,500	(32,545)	(17,545)
Net loss for year				(70,296)	(70,296)
Balance, December 31, 2008	500,001	500	14,500	(102,841)	(87,841)
Stock issued for license	225,000	225	8,279,775		8,280,000
Stock issued for cash	1,000,000	1,000	9,000		10,000
Stock issued for debt conversion	23,904,015	23,904	215,136		239,040
Net loss for period				(8,541,509)	(8,541,509)

Balance, December 31, 2009	25,629,016	$25,629	$8,518,411	$(8,644,350)	$(100,310)

*The common stock issued has been retroactively restated to reflect forward stock splits of 4 new shares for 1 old share, effective January 4, 2008, a 2.5 new shares for 1 old share, effective January 16, 2009 and a 1 new share for 100 old shares, effective August 10, 2009

The accompanying notes are an integral part of these audited financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008
And for the period from June 8, 2006 (Inception) to December 31, 2009

			Period from June 8,
	December 31,		2006 (Inception) to
	2009	2008	December 31, 2009

Operating activities
Net loss	$(8,541,509)	$(70,296)	$(8,644,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Item not affecting cash:
Impairment of license	8,280,000	-	8,280,000
Impairment of mineral rights	-	-	15,000
Changes in:
Accrued interest	11,275	251	11,526
Prepaid expenses	4,713	(10,000)	(5,287)
Accounts payable and accrued liabilities	15,668	39,038	55,244
Cash used in operating activities	(229,852)	(41,007)	(287,866)

Investing Activities
Acquisition of mineral rights	-	-	(15,000)
Cash flows used in investing activities	-	-	(15,000)

Financing activities
Proceeds from issue of common stock	10,000	-	25,000
Proceeds from demand notes	220,059	41,007	261,066
Proceeds from notes payable to related parties	-	-	17,007
Proceeds from advances	(10)	10	-
Cash flows provided by financing activities	230,049	41,017	303,073

Net increase (decrease) in cash	196	10	206

Cash, beginning of period	10	-	-

Cash, end of period	$206	$10	$206

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES

Common stock issued for license	$8,280,000	$-	$8,280,000
Common stock issued for convertible notes	$239,040	$-	$239,040

The accompanying notes are an integral part of these audited financial statements

LED Power Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $8,644,350 since its inception, has a working capital deficiency of $100,310 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

3.	Summary of significant accounting policies

The accompanying financial statements of LED Power Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

a.	Cash and cash equivalents
Cash and cash equivalents are defined as cash on hand, demand deposits and short-term, highly liquid investments with an original maturity of ninety days or less.

b.	Development stage company
The Company complies with Financial Accounting Standard Board Statement (“SFAS”) No. 7 for its characterization of the Company as a Development Stage Company.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.

c.	Loss per share
In accordance with ASC subtopic 260-10, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  Diluted loss per common share is not presented because it is anti-dilutive.  The weighted average number of shares outstanding during the periods has been retroactively restated to reflect the following:

•	a forward stock split of 4 new shares for one old share, effective January 4, 2008;
•	a forward stock split of 2.5 new shares for one old share, effective January 16, 2009;
•	a reverse stock split of one new share for 100 old shares, effective August 10, 2009.

d.	Income taxes
The Company accounts for income taxes under ASC topic 740-10-25.  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

e.	Long-lived assets
Property and equipment are stated on the basis of historical cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of  the assets.  Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.

Impairment losses are recorded on fixed assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.  There were no impairment losses in 2008.  During the fiscal year ended December 31, 2009, the Company recorded $8,280,000 for impairment of a license as it does not have marketable value at this time (refer to notes 9 and 13).

f.	Equity financing
The Company issues common stock and other equity instruments in order to raise capital.  In each case, the Company evaluates the characteristics of these instruments in the context of the provisions of SFAS 150 in order to determine the appropriate equity or liability classification.

g.	Foreign currency translation
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

h.	Advertising
The Company expenses advertising costs as incurred.  The Company has not incurred advertising expenses for the year ended December 31, 2009, and for the period from inception to December 31, 2009.

4.	Recent accounting pronouncements

a.
The FASB issued ASC subtopic 855-10 (formerly SFAS 165 “Subsequent Events”), incorporating guidance on subsequent events into authoritative accounting literature and clarifying the time following the balance sheet date which management reviewed for events and transactions that may require disclosure in the financial statements.  The Company has adopted this standard.  The standard increased our disclosure by requiring disclosure reviewing subsequent events.  ASC 855-10 is included in the “Subsequent Events” accounting guidance.

b.
In April 2009, the FASB issued ASC subtopic 820-10 (formerly Staff Position No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”).  ASC 820-10 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased.  FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques.  The Company determined that adoption of FSP 157-4 did not have a material impact on its results of operations and financial position.

c.
In July 2006, the FASB issued ASC subtopic 740-10 (formerly Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”).  ASC 740-10 sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return.  The evaluation is based on a two-step approach.  The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority.  The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized.  The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption.  Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

d.
In April 2008, the FASB issued ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock").  ASC815-40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement did not have a material impact on its financial position, results of operations or cash flows.

e.
In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.  The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”).  All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative.  Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants.  Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification.  The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

f.
In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE.  Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  This will not have an impact on the Company’s financial position, results of operations or cash flows.

g.
In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing.  FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The adoption of FASB ASC No. 860 will not have an impact on the Company’s financial statements.

h.	International Financial Reporting Standards
In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board.  Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012.  The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

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

6.	Fair value measurements

The Company adopted ASC Topic 820-10 at the beginning of 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis.  The adoption of ASC Topic 820-10 did not impact the Company’s financial condition or results of operations.  ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability.  The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 – Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Fair Value

Cash	$10	-	-	$10
Accounts payable	-	39,576	-	39,576
Notes payable	-	17,007	-	17,007
Demand notes payable	-	41,258	-	41,258
	$10	$97,841	$-	$97,851

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Fair Value

Cash	$206	-	-	$206
Accounts payable	-	55,244	-	55,244
Notes payable	-	17,007	-	17,007
Demand notes payable	-	33,552	-	33,552
	$206	$105,803	$-	$106,009

7.	Notes payable to related parties

During the year ended December 31, 2007, the Company received $17,006 pursuant to promissory notes with two of its former directors.  The notes are unsecured, bear no interest and don’t have any specific terms of repayment.   At December 31, 2009 and 2008, these notes are included on the balance sheets.

8.	Demand notes payable

On February 4, 2008, the Company received $636 pursuant to a convertible promissory note.  On June 25, 2008, the Company received $6,432 pursuant to another convertible promissory note.  The notes are unsecured, bear no interest and are due on demand.  These notes can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  On November 15, 2009, these notes were converted into 706,777 shares of common stock of the Company.

During the year ended December 31, 2008, the Company received $33,939 pursuant to five convertible promissory notes.  These notes are unsecured, bears interest at 10% per annum calculated annually, and are due on demand.  Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The notes and accrued interest can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  On November 15, 2009, these notes and accrued interest of $3,232 were converted into 3,717,072 shares of common stock of the Company, as follows:

		Accrued	Shares issued
Date	Principal	interest	upon cnversion

17-Oct-08	$632	$78	71,026
7-Nov-08	990	105	109,496
24-Nov-08	7,265	709	797,322
4-Dec-08	15,053	1,427	1,647,995
17-Dec-08	10,000	912	1,091,233

During the year ended December 31, 2009, the Company received $151,508 pursuant to 14 convertible promissory notes.  These notes are unsecured, bears interest at 10% per annum calculated annually, and are due on demand.  Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The notes and accrued interest can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  On November 15, 2009, these notes and accrued interest of $7,114 were converted into 15,862,222 shares of common stock of the Company, as follows:

		Accrued	Shares issued
Date	Principal	interest	upon cnversion

15-Jan-09	$3,701	$308	400,873
20-Jan-09	20,000	1,638	2,163,836
22-Jan-09	10,000	814	1,081,370
6-Apr-09	37,500	2,291	3,979,110
26-May-09	5,000	237	523,699
28-May-09	5,000	234	523,425
17-Jul-09	10,000	332	1,033,151
27-Jul-09	779	24	80,260
31-Jul-09	4,985	146	513,114
1-Aug-09	14,084	409	1,449,330
17-Aug-09	7,500	185	768,493
31-Aug-09	10,000	208	1,020,822
1-Sep-09	7,652	157	780,971
15-Oct-09	15,307	131	1,543,768

On July 15, 2009, the Company received $35,000 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 6% per annum calculated annually, and is due on demand.  Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  On November 15, 2009, this note and accrued interest of $1,179 was converted into 3,617,946 shares of common stock of the Company.

On December 30, 2009, the Company received $22,557 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.  Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At December 31, 2009, the Company has accrued $1 in interest pursuant to this note.

On December 31, 2009, the Company received $10,994 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.  Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.

Subsequent to December 31, 2009, on March 6, 2010, the Company received $46,611 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.  Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.

9.	Capital stock

On January 4, 2008, the Company forward split its issued common shares on the basis of four new shares for one old share.  The Company increased its authorized share capital from 150 million to 600 million shares.

On January 12, 2009, the Company issued 9,000,000 (pre-split) (225,000 post-split) shares of its common stock to Trussnet Capital Partners (Cayman) Ltd. for all of the issued and outstanding shares of LED Power Group, Inc. pursuant to a merger agreement and underlying assignment agreement.  Under the terms of the agreements, the Company has acquired the license to exclusive rights of certain intellectual property in relation to the production of LED products.  The shares were valued at fair market on the day of the agreements, being $0.92 per share (refer to note 14).

On January 16, 2009, the Company forward split its issued common shares on the basis of 2 and one half new shares for one old share.

On August 10, 2009, the Company reverse split its issued common shares on the basis of one new share for one hundred old shares, and reduced its authorized capital form 600,000,000 to 6,000,000 shares of common stock.

On September 24, 2009, the Company issued 1,000,000 shares of common stock at $0.01 per share, for gross proceeds of $10,000.

Effective November 2, 2009, the Company amended its articles of incorporation to increase its authorized capital to 200,000,000 shares of common stock.

The number of shares referred to in these financial statements has been restated to give retroactive effect on the stock splits.

On December 10, 2009, the Company issued an additional 23,904,015 shares of its common stock pursuant to the conversion of demand notes payable.

At December 31, 2009, the Company had 25,629,016 shares of common stock issued and outstanding.

10.	Income taxes

The Company follows ASC subtopic 740-10 (formerly Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”) for recording the provision for income taxes.  ASC 740-10 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  Our deferred tax assets consist of the benefit from net operating loss (“NOL”) carry-forwards and from the impairment of our license in 2009.  The NOL carry-forwards begin to expire in 2028.  Our deferred tax assets are offset by a valuation allowance due to the uncertainty of their realization.

The Company’s effective income tax rate is higher than would be expected if the federal statutory rate were applied to income before tax, primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes during the year ended December 31, 2008 and 2009.

The provision for income tax, using an effective tax rate of thirty-four percent (34%), consists of the following for the years ended December 31, 2009 and 2008:

	2009	2008

Current income tax benefit:
Net loss	$(2,901,500)	$(23,900)
Non-deductible expenses	2,815,600	-
Change in valuation allowance	85,900	23,900

Net income tax benefits	$-	$-

At December 31, 2009, we had an NOL carryover of approximating $356,722 that is available to offset future taxable income.  The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows for the years ended December 31, 2009 and 2008:

	2009	2008

Defered tax asset attributable to:
Net operating loss carryover	$121,300	$35,000
Less: valuation allowance	(121,300)	(35,000)

Net deferred tax asset	$-	$-

11.	Related party transactions

a.
During the fiscal year ended December 31, 2007, the Company received $17,006 pursuant to promissory notes with two of its former directors.  The notes are unsecured, bear no interest and don’t have any specific terms of repayment;

b.
In December 2008, the Company entered into a contract for management services with a company controlled by the President and a director of the Company, requiring the payment of $2,500 per month plus applicable expenses for a period of one year, expiring on November 30, 2009.  This commitment can be terminated by either party with 30 days notice.  During the year ended December 31, 2009, $30,000 was paid or accrued pursuant to this agreement.

12.	Commitments

a.
On November 1, 2008, the Company entered into a contract for investor relations services requiring the payment of $7,500 per month expiring on October 31, 2010.  This commitment can be terminated by either party with 90 days written notice;

b.
On November 15, 2008, the Company entered into a contract for communication support services requiring the payment of $3,750 per month expiring on November 14, 2010.  This commitment was terminated effective March 31, 2009;

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

The 9,000,000 shares were valued at fair market on the day of the agreements, being $0.92 per share.  During the fiscal year ended December 31, 2009, $8,280,000 was recorded for impairment of the license as it does not have marketable value at this time.

14.	Subsequent events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 24, 2010, the date the financial statements were issued.

Subsequent to December 31, 2009, on March 6, 2010, the Company received $46,611 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand. Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.