Form 10-Q
period 2010-03-31
LED Power Group, Inc.
filed 2010-05-14
CIK 1373761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-137160

LED POWER GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0501477
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1694 Falmouth Road, Suite 150 Centerville, Massachusetts 02632-2933
(Address of principal executive offices) (Zip Code)

(508) 362-4420
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required o submit and post such files). ☐Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2010
Common stock, $.001 par value	25,629,016

LED POWER GROUP, INC.
FORM 10-Q

March 31, 2010

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth below under the heading “Risk Factors” and set forth in our Annual report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 30, 2010.

As used in this Form 10-Q, “we,” “us,” and “our” refer to LED Power Group, Inc., which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING
STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

LED Power Group, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$48	$206
Prepaid expenses	-	5,287
Total current assets	48	5,493

Total assets	$48	$5,493

LIABILITIES and STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$51,978	$55,244
Notes payable	17,007	17,007
Convertible demand notes payable	83,210	33,552
Advances	15,037	-
Total current liabilities	167,232	105,803

Total liabilities	167,232	105,803

STOCKHOLDERS' DEFICIT

Capital stock
Common - 200,000,000 shares authorized at $0.001 par value 25,629,016 shares issued and outstanding at March 31, 2010 and December 31, 2009.	25,629	25,629
Additional paid in capital	8,518,411	8,518,411
Deficit accumulated during development stage	(8,711,224)	(8,644,350)

Total stockholders' deficit	(167,184)	(100,310)

Total liabilities and stockholders' deficit	$48	$5,493

The accompanying notes are an integral part of these financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended March 31, 2010 and 2009
And for the period from June 8, 2006 [Inception] to March 31, 2010
(Unaudited)

	Three months ended		Period from June 8,
	March 31,		2006 [Inception] to
	2010	2009	March 31, 2010

Revenues	$-	$-	$-

Operating expenses
General and administrative	1,671	10,635	18,418
Executive compensation	7,500	7,500	40,000
Professional fees	33,723	54,552	182,840
Investor relations and marketing	22,500	46,495	161,621
Loss from operations	65,394	119,182	402,879

Other income and expenses
Impairment of mineral rights	-	-	(15,000)
Impairment of license	-	(8,280,000)	(8,280,000)
Interest expense	(1,480)	(1,483)	(13,345)
	(1,480)	(8,281,483)	(8,308,345)

Net loss	$(66,874)	$(8,400,665)	$(8,711,224)

Net loss per share - basic and diluted	$(0.00)	$(12.05)

Weighted average shares outstanding	25,629,016	697,191

The accompanying notes are an integral part of these financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Condensed Statements of Stockholders' Equity (Deficit)
For the period from June 8, 2006 [Inception] to March 31, 2010
(Unaudited)

				Accumulated	Total
			Additional	Deficit during	Stockholders'
	Common Stock		Paid-In	Exploration	Equity
	Number	Amount	Capital	Stage	(Deficit)

Balance, at inception	-	$-	$-	$-	$-
Stock issued to founders for cash	750,001	750	14,250	-	15,000
Net loss from inception (June 8, 2006) to December 31, 2006				(15,855)	(15,855)
Balance, December 31, 2006	750,001	750	14,250	(15,855)	(855)
Retirement of founders' common stock	(250,000)	(250)	250	-	-
Net loss for year	-	-	-	(16,690)	(16,690)
Balance, December 31, 2007	500,001	500	14,500	(32,545)	(17,545)
Net loss for year	-	-	-	(70,296)	(70,296)
Balance, December 31, 2008	500,001	500	14,500	(102,841)	(87,841)
Stock issued for license	225,000	225	8,279,775	-	8,280,000
Stock issued for cash	1,000,000	1,000	9,000	-	10,000
Stock issued for debt conversion	23,904,015	23,904	215,136	-	239,040
Net loss for period	-	-	-	(8,541,509)	(8,541,509)
Balance, December 31, 2009	25,629,016	25,629	8,518,411	(8,644,350)	(100,310)
Net loss for period	-	-	-	(66,874)	(66,874)
Balance, March 31, 2010	25,629,016	$25,629	$8,518,411	$(8,711,224)	$(167,184)

*The common stock issued has been retroactively restated to reflect forward stock splits of 4 new shares for 1 old share, effective January 4, 2008, a 2.5 new shares for 1 old share, effective January 16, 2009 and a 1 new share for 100 old shares, effective July 27, 2009.

The accompanying notes are an integral part of these financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
And for the period from June 8, 2006 [Inception] to March 31, 2010
(Unaudited)

	Three months ended		Period from June 8,
	March 31,		2006 [Inception] to
	2010	2009	March 31, 2010

Operating activities
Net loss	$(66,874)	$(8,400,665)	$(8,711,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Item not affecting cash:
Impairment of license	-	8,280,000	8,280,000
Impairment of mineral rights	-	-	15,000
Changes in:
Accrued interest	1,480	1,483	13,006
Prepaid expenses	5,287	8,923	-
Accounts payable and accrued liabilities	(3,266)	49,663	51,978
Cash used in operating activities	(63,373)	(60,596)	(351,240)

Investing Activities
Acquisition of mineral rights	-	-	(15,000)
Cash flows used in investing activities	-	-	(15,000)

Financing activities
Proceeds from issue of common stock	-	-	25,000
Proceeds from demand notes	48,178	33,700	309,244
Proceeds from notes payable to related parties	-	-	17,007
Proceeds from advances	15,037	27,920	15,037
Cash flows provided by financing activities	63,215	61,620	366,288

Net increase (decrease) in cash	(158)	1,024	48

Cash, beginning of period	206	10	-

Cash, end of period	$48	$1,034	$48

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES

Common stock issued for license	$-	$8,280,000	$8,280,000
Common stock issued for convertible notes	$-	$-	$239,040
Demand notes converted to stock	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2010

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

The Company was incorporated in the State of Nevada, United States of America, on June 8, 2006, under the name Drayton Harbor Resources, Inc.

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

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2010, the Company had not yet achieved profitable operations, had accumulated losses of $8,711,224 since its inception, had a working capital deficiency of $167,184 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future.  Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses.  Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

3.	Notes payable to related parties

During the year ended December 31, 2007, the Company received $17,006 pursuant to promissory notes with two of its former directors.  The notes are unsecured, bear no interest and don’t have any specific terms of repayment.   At March 31, 2010 and December 31, 2009, these notes are included on the balance sheets.

4.	Demand notes payable

On December 30, 2009, the Company received $22,557 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.   At March 31, 2010, the Company has accrued $562 (December 31, 2009 - $1) in interest pursuant to this note.

On December 31, 2009, the Company received $10,994 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.   At March 31, 2010, the Company has accrued $271 (December 31, 2009 - $nil) in interest pursuant to this note.

On March 1, 2010, the Company received $30,635 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.   At March 31, 2010, the Company has accrued $252 in interest pursuant to this note.

On March 6, 2010, the Company received $17,817 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.   At March 31, 2010, the Company has accrued $122 in interest pursuant to this note.

Subsequent to March 31, 2010, on May 4 and May 5, 2010, the Company received $48,289 pursuant to two convertible promissory notes.  The notes are unsecured, bear interest at 10% per annum calculated annually, and are due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The notes and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.

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

On January 16, 2009, the Company forward split its issued common shares on the basis of two and one half new shares for one old share.

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

On December 10, 2009, the Company issued an additional 23,904,015 shares of common stock pursuant to conversion of $227,515 in demand notes payable and $11,525 in accrued interest.

At March 31, 2010 and December 31, 2009, the Company had 25,629,016 shares of common stock issued and outstanding.

6.	Related party transactions

a.
During the fiscal year ended December 31, 2007, the Company received $17,006 pursuant to promissory notes with two of its former directors.  The notes are unsecured, bear no interest and don’t have any specific terms of repayment, and are outstanding at March 31, 2010;

b.
In December 2008, the Company entered into a contract for management services with a company controlled by the President and a director of the Company, requiring the payment of $2,500 per month plus applicable expenses for a period of one year, expiring on November 30, 2009.  This commitment can be terminated by either party with 30 days notice.  During the three-month period ended March 31, 2010, $7,500 was paid or accrued pursuant to this agreement.

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

c.
On December 1, 2008, the Company entered into a contract for management consulting services with a company controlled by the President and a director of the Company requiring the payment of $2,500 per month expiring on November 30, 2009.  This commitment continues on a month to month basis.

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

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 13, 2010, the date the condensed financial statements were issued.

Subsequent to March 31, 2010, on May 4 and May 5, 2010, the Company received an aggregate of $48,289 pursuant to two convertible promissory notes.  The notes are unsecured, bear interest at 10% per annum calculated annually, and are due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The notes and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments.  Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.

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

To further facilitate our shift in business focus, on January 16, 2009, we effected a 2.5-for-1 forward stock split of all of our issued and outstanding shares of common stock.  Additionally, on February 2, 2009, we merged with our wholly-owned subsidiary, LPG, for the purposes of effective a name change to “LED Power Group, Inc.”  Effective August 10, 2009, we effected a 1-for-100 reverse split of all our issued and outstanding shares of common stock to better position the company for growth for the rest of 2009 and to facilitate investment, and to ultimately enhance overall shareholder value, resulting in a decrease of the outstanding shares of common stock from 72,500,000 to 725,001 and a decrease of our authorized capital to 6,000,000.

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

We have not generated any revenue from our business operations to date.  We do not anticipate that we will generate revenues until we resolve the dispute with Trussnet and are able to exploit the intellectual property we licensed.  Accordingly, we must raise cash from sources other than our operations in order to implement our business and marketing plans.  Although our Board of Directors’ preference would be to obtain funding to develop LED products, our Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders.  Such strategic alternatives include a merger, acquisition, asset purchase, or similar transaction to either develop our LED product business or enter new markets.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.  As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex.  Our significant accounting policies are discussed in Notes 3, 4, 5 and 6 to our financial statements for the fiscal year ended December 31, 2009 included in the Form 10-K.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 30, 2010.

The financial statements mentioned above have been prepared in conformity with U.S. GAAP.

Comparison of three-month periods ended March 31, 2010 and March 31, 2009

General and administrative expenses

During the three-month periods ended March 31, 2010 and 2009, we incurred total expenses of $66,874  and $8,400,665, respectively.  These expenses were related mainly to maintaining a public listing, such as legal and accounting fees, investor relations and marketing, as well as filing and registration fees.  During the three-month periods ended March 31, 2010 and 2009, the company recorded an impairment of $nil and $8,280,000, respectively, on its license, as it does not have marketable value at this time.

Liquidity and Capital Resources

As of March 31, 2010, we had cash of $48 and working capital deficiency of $167,184.  During the three-month period ended March 31, 2010, we funded our operations from the proceeds of convertible demand notes.  We are currently seeking further financing, and we believe that will provide sufficient working capital to fund our operations for at least the next nine months.  Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

We raised $48,178 during the three-month period ended March 31, 2010 from convertible demand notes, $nil from the issuance of common stock and $15,037 from cash advances.

We anticipate that our cash requirements will be not be significant in the near term due to the current dispute with Trussnet and resulting inability to exploit our licensed intellectual property.  We expect to continue to use cash to fund operations for at least the remaining of our fiscal year ended December 31, 2010.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved.

Not applicable.

Item 5. Other Information.

On March 1, 2010, we issued a convertible note to a foreign accredited investor for proceeds of $30,635.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.  At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

On March 6, 2010, we issued a convertible note to a foreign accredited investor for proceeds of $17,817.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.  At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

 Subsequent to March 31, 2010, on May 4 and May 5, 2010, we issued two convertible notes to a foreign accredited investor for aggregate proceeds of $48,289.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion. We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

Item 6. Exhibits.

Exhibit Number	Name
31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LED POWER GROUP, INC.

Dated: May 13, 2010	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: May 13, 2010	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)