Form 10-Q
period 2010-06-30
LED Power Group, Inc.
filed 2010-08-16
CIK 1373761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2010

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 16, 2010
Common stock, $.001 par value	25,629,016

LED POWER GROUP, INC.
FORM 10-Q

June 30, 2010

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009 (Audited)	2

Condensed Statements of Operations for the three and six month periods ended June 30, 2010 and 2009 and for the period from June 8, 2006 (inception) to June 30, 2010 (Unaudited)	3

Condensed Statements of Stockholders’ Equity (Deficit) for the period from June 8, 2006 (inception) to June 30, 2010 (Unaudited)	4

Condensed Statements of Cash Flows for the six-month periods ended June 30, 2010 and 2009 and for the period from June 8, 2006 (inception) to June 30, 2010 (Unaudited)	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	10

Item 3. Qualitative and Quantitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Removed and Reserved	13

Item 5. Other Information	13

Item 6. Exhibits	13

Signatures	14

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth below under the heading “Risk Factors” and set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 30, 2010.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

LED Power Group, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$33	$206
Prepaid expenses	-	5,287
Total current assets	33	5,493

Total assets	$33	$5,493

LIABILITIES and STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$48,553	$55,244
Notes payable	17,007	17,007
Convertible demand notes payable	137,195	33,552
Advances	15,037	-
Total current liabilities	217,792	105,803

Total liabilities	217,792	105,803

STOCKHOLDERS' DEFICIT
Capital stock
Common - 200,000,000 shares authorized at $0.001 par value 25,629,016 shares issued and outstanding at June 30, 2010 and December 31, 2009.	25,629	25,629
Additional paid in capital	8,518,411	8,518,411
Deficit accumulated during development stage	(8,761,799)	(8,644,350)

Total stockholders' deficit	(217,759)	(100,310)

Total liabilities and stockholders' deficit	$33	$5,493

The accompanying notes are an integral part of these financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Three and Six Months Ended June 30, 2010 and 2009
And for the Period from June 8, 2006 [Inception] to June 30, 2010
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from June 8, 2006 [Inception] to June 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	1,265	3,180	2,936	13,815	19,683
Executive compensation	7,500	7,500	15,000	15,000	47,500
Professional fees	8,853	11,672	42,576	66,224	191,693
Investor relations and marketing	30,161	23,981	52,661	70,476	191,782
Loss from operations	47,779	46,333	113,173	165,515	450,658

Other income and expenses
Impairment of mineral rights	-	-	-	-	(15,000)
Impairment of license	-	-	-	(8,280,000)	(8,280,000)
Interest expense	(2,796)	(2,607)	(4,276)	(4,090)	(16,141)
	(2,796)	(2,607)	(4,276)	(8,284,090)	(8,311,141)

Net loss	$(50,575)	$(48,940)	$(117,449)	$(8,449,605)	$(8,761,799)

Net loss per share - basic and diluted	$(0.00)	$(0.07)	$(0.00)	$(11.88)

Weighted average shares outstanding	25,629,016	725,000	25,629,016	711,250

The accompanying notes are an integral part of these financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Condensed Statements of Stockholders' Equity (Deficit)
For the period from June 8, 2006 [Inception]  to June 30, 2010
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit during Exploration	Total Stockholders' Equity
	Number	Amount	Capital	Stage	(Deficit)
Balance, at inception	-	$-	$-	$-	$-
Stock issued to founders for cash	750,001	750	14,250	-	15,000
Net loss from inception (June 8, 2006) to December 31, 2006				(15,855)	(15,855)
Balance, December 31, 2006	750,001	750	14,250	(15,855)	(855)
Retirement of founders' common stock	(250,000)	(250)	250	-	-
Net loss for year	-	-	-	(16,690)	(16,690)
Balance, December 31, 2007	500,001	500	14,500	(32,545)	(17,545)
Net loss for year	-	-	-	(70,296)	(70,296)
Balance, December 31, 2008	500,001	500	14,500	(102,841)	(87,841)
Stock issued for license	225,000	225	8,279,775	-	8,280,000
Stock issued for cash	1,000,000	1,000	9,000	-	10,000
Stock issued for debt conversion	23,904,015	23,904	215,136	-	239,040
Net loss for period	-	-	-	(8,541,509)	(8,541,509)
Balance, December 31, 2009	25,629,016	25,629	8,518,411	(8,644,350)	(100,310)
Net loss for period	-	-	-	(117,449)	(117,449)
Balance, June 30, 2010	25,629,016	$25,629	$8,518,411	$(8,761,799)	$(217,759)

* The common stock issued has been retroactively restated to reflect forward stock splits of 4 new shares for 1 old share, effective January 4, 2008, a 2.5 new shares for 1 old share, effective January 16, 2009 and a 1 new share for 100 old shares, effective July 27, 2009.

The accompanying notes are an integral part of these financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
And for the Period from June 8, 2006 [Inception] to June 30, 2010
(Unaudited)

	Six months ended June 30,		Period from June 8, 2006 [Inception] to June 30,
	2010	2009	2010
Operating activities
Net loss	$(117,449)	$(8,449,605)	$(8,761,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Items not affecting cash:
Impairment of license	-	8,280,000	8,280,000
Impairment of mineral rights	-	-	15,000
Changes in:
Accrued interest	1,480	4,090	13,006
Prepaid expenses	5,287	9,569	-
Accounts payable and accrued liabilities	(6,691)	64,530	48,553
Cash used in operating activities	(117,373)	(91,416)	(405,240)

Investing Activities
Acquisition of mineral rights	-	-	(15,000)
Cash flows used in investing activities	-	-	(15,000)

Financing activities
Proceeds from issue of common stock	-	-	25,000
Proceeds from demand notes	102,163	76,201	363,229
Proceeds from notes payable to related parties	-	-	17,007
Proceeds from advances	15,037	15,420	15,037
Cash flows provided by financing activities	117,200	91,621	420,273

Net (decrease) increase in cash	(173)	205	33

Cash, beginning of period	206	10	-

Cash, end of period	$33	$215	$33

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-
SUPPLEMENTAL NON-CASH DISCLOSURES
Common stock issued for license	$-	$8,280,000	$8,280,000
Common stock issued for convertible notes	$-	$-	$239,040
Demand notes converted to stock	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2010

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

The Company was incorporated in the State of Nevada, United States of America, on June 8, 2006, under the name Drayton Harbor Resources, Inc.

The Company had limited operations acquiring and exploring mineral interests and, during the fiscal year ended December 31, 2008, relinquished its rights to the mineral interest and changed its business focus to the research, development, manufacturing and sales of light-emitting diode (LED) products. In furtherance of its business objectives, on January 12, 2009, the Company entered into a definitive Agreement and Plan of Merger with LED Power Group, Inc. f.k.a. LED Power, Inc., a Nevada corporation (“LPG”) and Drayton Acquisition Sub, Inc., wholly-owned subsidiary of the Company, incorporated on December 3, 2008, whereby Drayton Acquisition Sub, Inc. merged with and into LPG, with LPG remaining as the surviving entity and becoming its wholly-owned subsidiary.  LPG has limited operations and owns the rights to an assignment agreement with Jumbo Power Technology Ltd., Liao Pheng-Piao and Liu Chih-Chun (“Licensors”) dated December 2008 (the “Assignment Agreement”).  Under the terms of the Assignment Agreement, LPG was licensed the exclusive rights to certain intellectual property owned by Licensors in relation to the production of LED products.

The Company is listed on the Over-the-Counter Bulletin Board under the symbol LPWR.

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2010, the Company had not yet achieved profitable operations, had accumulated losses of $8,761,799 since its inception, had a working capital deficiency of $217,759 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future.  Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company’s future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses.  Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

3.	Notes payable to related parties

During the year ended December 31, 2007, the Company received $17,006 pursuant to promissory notes with two of its former directors.  The notes are unsecured, bear no interest and don’t have any specific terms of repayment.   At June 30, 2010 and December 31, 2009, these notes are included on the balance sheets.

4.	Demand notes payable

On December 30, 2009, the Company received $22,557 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.   At June 30, 2010, the Company has accrued $1,125 (December 31, 2009 - $1) in interest pursuant to this note.

On December 31, 2009, the Company received $10,994 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.   At June 30, 2010, the Company has accrued $545 (December 31, 2009 - $nil) in interest pursuant to this note.

On March 1, 2010, the Company received $30,635 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.   At June 30, 2010, the Company has accrued $1,016 in interest pursuant to this note.

On March 6, 2010, the Company received $17,817 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.   At June 30, 2010, the Company has accrued $566 in interest pursuant to this note.

On May 4, 2010, the Company received $17,977 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At June 30, 2010, the Company has accrued $281 in interest pursuant to this note.

On May 5, 2010, the Company received $30,312 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At June 30, 2010, the Company has accrued $465 in interest pursuant to this note.

On June 23, 2010, the Company received $2,899 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At June 30, 2010, the Company has accrued $6 in interest pursuant to this note.

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

At June 30, 2010 and December 31, 2009, the Company had 25,629,016 shares of common stock issued and outstanding.

6.	Related party transactions

a.
During the fiscal year ended December 31, 2007, the Company received $17,006 pursuant to promissory notes with two of its former directors.  The notes are unsecured, bear no interest and don’t have any specific terms of repayment, and are outstanding at June 30, 2010;

b.
In December 2008, the Company entered into a contract for management services with a company controlled by the President and a director of the Company, requiring the payment of $2,500 per month plus applicable expenses for a period of one year, expiring on November 30, 2009.  This commitment can be terminated by either party with 30 days notice.  During the three and six month periods ended June 30, 2010, $7,500 and $15,000, respectively, was paid or accrued pursuant to this agreement.

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

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 16, 2010, the date the condensed financial statements were issued.

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

To further facilitate our shift in business focus, on January 16, 2009, we effected a 2.5-for-1 forward stock split of all of our issued and outstanding shares of common stock.  Additionally, on February 2, 2009, we merged with our wholly-owned subsidiary, LPG, for the purposes of effecting a name change to “LED Power Group, Inc.”  Effective August 10, 2009, we effected a 1-for-100 reverse split of all our issued and outstanding shares of common stock to better position the company for growth for the rest of 2009 and to facilitate investment, and to ultimately enhance overall shareholder value, resulting in a decrease of the outstanding shares of common stock from 72,500,000 to 725,001 and a decrease of our authorized capital to 6,000,000.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.  As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex.  Our significant accounting policies are discussed in Notes 3, 4, 5 and 6 to our financial statements for the fiscal year ended December 31, 2009 included in our Annual Report on Form 10-K.

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

Comparison of three-month periods ended June 30, 2010 and June 30, 2009

General and administrative expenses

During the three-month periods ended June 30, 2010 and 2009, we incurred total expenses of $50,575  and $48,940, respectively.  These expenses were related mainly to maintaining a public listing, such as legal and accounting fees, investor relations and marketing, as well as filing and registration fees.

Comparison of six-month periods ended June 30, 2010 and June 30, 2009

General and administrative expenses

During the six-month periods ended June 30, 2010 and 2009, we incurred total expenses of $117,449  and $8,449,605, respectively.  These expenses were related mainly to maintaining a public listing, such as legal and accounting fees, investor relations and marketing, as well as filing and registration fees.  During the six-month periods ended June 30, 2010 and 2009, we recorded an impairment of $nil and $8,280,000, respectively, on our license, as it does not have marketable value at this time.

Liquidity and Capital Resources

As of June 30, 2010, we had cash of $33 and working capital deficiency of $217,759.  During the six-month period ended June 30, 2010, we funded our operations from the proceeds of convertible demand notes.  We are currently seeking further financing, and we believe that will provide sufficient working capital to fund our operations for at least the next six months.  Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

We raised $102,163 during the six-month period ended June 30, 2010 from convertible demand notes, $nil from the issuance of common stock and $15,037 from cash advances.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management, with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Exchange Act within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Not applicable.

Item 5. Other Information.

On May 4, May 5 and June 23, 2010, we issued three convertible notes to foreign accredited investors for aggregate proceeds of $51,189.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion. We offered and sold the convertible notes in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Item 6. Exhibits.

Exhibit Number	Name
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LED POWER GROUP, INC.

Dated: August 16, 2010	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: August 16, 2010	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)