Form 10-Q
period 2010-09-30
LED Power Group, Inc.
filed 2010-11-10
CIK 1373761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2010

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          ☒  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)        ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2010
Common stock, $.001 par value	25,404,016

LED POWER GROUP, INC.
FORM 10-Q

September 30, 2010

INDEX
PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	2

Condensed Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009 (Audited)	2

Condensed Statements of Operations for the three and nine-month periods ended September 30, 2010 and 2009 and for the period from June 8, 2006 (inception) to September 30, 2010 (Unaudited)	3

Condensed Statements of Stockholders’ Equity (Deficit) for the period from June 8, 2006 (inception) to September 30, 2010 (Unaudited)	4

Condensed Statements of Cash Flows for the nine-month periods ended September 30, 2010 and 2009 and for the period from June 8, 2006 (inception) to September 30, 2010 (Unaudited)	5

Notes to Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations	11

Item 3. Qualitative and Quantitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Removed and Reserved	14

Item 5. Other Information	14

Item 6. Exhibits	14

Signatures	15

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

LED Power Group, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$7,375	$206
Prepaid expenses	-	5,287
Total current assets	7,375	5,493

Total assets	$7,375	$5,493

LIABILITIES and STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$66,339	$55,244
Notes payable	17,007	17,007
Convertible demand notes payable	185,601	33,552
Total current liabilities	268,947	105,803

Total liabilities	268,947	105,803

STOCKHOLDERS' DEFICIT

Capital stock
Common - 200,000,000 shares authorized at $0.001 par value 25,629,016 shares issued and outstanding at September 30, 2010 and December 31, 2009.	25,629	25,629
Additional paid in capital	8,518,411	8,518,411
Deficit accumulated during development stage	(8,805,612)	(8,644,350)

Total stockholders' deficit	(261,572)	(100,310)

Total liabilities and stockholders' deficit	$7,375	$5,493

The accompanying notes are an integral part of these financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Three and Nine Months Ended September 30, 2010 and 2009
And for the Period from June 8, 2006 [Inception] to September 30, 2010
(Unaudited)

	Three months ended		Nine months ended		Period from June 8,
	September 30,		September 30,		2006 [Inception] to
	2010	2009	2010	2009	September 30, 2010

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	1,104	770	4,040	14,585	20,787
Executive compensation	7,500	7,500	22,500	22,500	55,000
Professional fees	16,839	11,988	59,415	78,212	208,532
Investor relations and marketing	15,000	22,930	67,661	93,406	206,782
Loss from operations	40,443	43,188	153,616	208,703	491,101

Other income and expenses
Impairment of mineral rights	-	-	-	-	(15,000)
Impairment of license	-	-	-	(8,280,000)	(8,280,000)
Interest expense	(3,370)	(4,158)	(7,646)	(8,248)	(19,511)
	(3,370)	(4,158)	(7,646)	(8,288,248)	(8,314,511)

Net loss	$(43,813)	$(47,346)	$(161,262)	$(8,496,951)	$(8,805,612)

Net loss per share - basic and diluted	$(0.00)	$(0.06)	$(0.01)	$(11.51)

Weighted average shares outstanding	25,629,016	790,935	25,629,016	737,960

The accompanying notes are an integral part of these financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Condensed Statements of Stockholders' Equity (Deficit)
For the period from June 8, 2006 [Inception]  to September 30, 2010
(Unaudited)

				Accumulated
			Additional	Deficit during	Total
	Common Stock		Paid-In	Exploration	Stockholders'
	Number	Amount	Capital	Stage	Equity (Deficit)

Balance, at inception	-	$-	$-	$-	$-
Stock issued to founders for cash	750,001	750	14,250	-	15,000
Net loss from inception (June 8, 2006) to December 31, 2006				(15,855)	(15,855)
Balance, December 31, 2006	750,001	750	14,250	(15,855)	(855)
Retirement of founders' common stock	(250,000)	(250)	250	-	-
Net loss for year	-	-	-	(16,690)	(16,690)
Balance, December 31, 2007	500,001	500	14,500	(32,545)	(17,545)
Net loss for year	-	-	-	(70,296)	(70,296)
Balance, December 31, 2008	500,001	500	14,500	(102,841)	(87,841)
Stock issued for license	225,000	225	8,279,775	-	8,280,000
Stock issued for cash	1,000,000	1,000	9,000	-	10,000
Stock issued for debt conversion	23,904,015	23,904	215,136	-	239,040
Net loss for period	-	-	-	(8,541,509)	(8,541,509)
Balance, December 31, 2009	25,629,016	25,629	8,518,411	(8,644,350)	(100,310)
Net loss for period	-	-	-	(161,262)	(161,262)
Balance, September 30, 2010	25,629,016	$25,629	$8,518,411	$(8,805,612)	$(261,572)

*The common stock issued has been retroactively restated to reflect forward stock splits of 4 new shares for 1 old share, effective January 4, 2008, a 2.5 new shares for 1 old share, effective January 16, 2009 and a 1 new share for 100 old shares, effecti

The accompanying notes are an integral part of these financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
And for the Period from June 8, 2006 [Inception] to September 30, 2010
(Unaudited)

	Nine months ended		Period from June 8,
	September 30,		2006 [Inception] to
	2010	2009	September 30, 2010

Operating activities
Net loss	$(161,262)	$(8,496,951)	$(8,805,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Items not affecting cash:
Impairment of license	-	8,280,000	8,280,000
Impairment of mineral rights	-	-	15,000
Changes in:
Accrued interest	1,480	8,248	13,006
Prepaid expenses	5,287	9,569	-
Accounts payable and accrued liabilities	11,095	22,519	66,339
Cash used in operating activities	(143,400)	(176,615)	(431,267)

Investing Activities
Acquisition of mineral rights	-	-	(15,000)
Cash flows used in investing activities	-	-	(15,000)

Financing activities
Proceeds from issue of common stock	-	10,000	25,000
Proceeds from demand notes	150,569	171,201	411,635
Proceeds from notes payable to related parties	-	-	17,007
Proceeds from advances	-	5,610	-
Cash flows provided by financing activities	150,569	186,811	453,642

Net (decrease) increase in cash	7,169	10,196	7,375

Cash, beginning of period	206	10	-

Cash, end of period	$7,375	$10,206	$7,375

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES

Common stock issued for license	$-	$8,280,000	$8,280,000
Common stock issued for convertible notes	$-	$-	$239,040
Demand notes converted to stock	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2010

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

The Company was incorporated in the State of Nevada, United States of America, on June 8, 2006, under the name Drayton Harbor Resources, Inc.

The Company had limited operations acquiring and exploring mineral interests and, during the fiscal year ended December 31, 2008, relinquished its rights to the mineral interest and changed its business focus to the research, development, manufacturing and sales of light-emitting diode (LED) products. In furtherance of its business objectives, on January 12, 2009, the Company entered into a definitive Agreement and Plan of Merger with LED Power Group, Inc. f.k.a. LED Power, Inc., a Nevada corporation (“LPI”) and Drayton Acquisition Sub, Inc., our wholly-owned subsidiary, whereby Drayton Acquisition Sub, Inc. merged with and into LPI, with LPI remaining as the surviving entity and becoming our wholly-owned subsidiary.  Under the terms of the Agreement and Plan of Merger, we issued 9,000,000 pre-split shares of our common stock to Trussnet Capital Partners (Cayman) Ltd. (“Trussnet”) for all of the issued and outstanding shares of LPI.  LPI has limited operations and owns the rights to an Assignment Agreement with Jumbo Power Technology Ltd., Liao Pheng-Piao and Liu Chih-Chun (“Licensors”), dated December 2008 (the “Assignment Agreement”).  Under the terms of the Assignment Agreement, LPI was licensed the exclusive rights to certain intellectual property owned by Licensors in relation to the production of LED products.

On August 16, 2010, the Company entered into a rescission agreement with Trussnet, Trussnet Capital Partners (HK) Ltd. (“TCP”), and Coach Capital, LLC (the “Rescission Agreement”), whereby the Company agreed to the rescission of the Assignment Agreement.  In consideration of the rescission of the Assignment Agreement, TCP and Trussnet agreed to surrender for cancellation and relinquish any and all ownership interests in 225,000 shares of the Company’s common stock issued in connection with the Assignment Agreement.  As at September 30, 2010, the shares had not yet been returned to treasury for cancellation.
The Company is listed on the Over-the-Counter Bulletin Board under the symbol LPWR.

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2010, the Company had not yet achieved profitable operations, had accumulated losses of $8,805,612 since its inception, had a working capital deficiency of $261,572 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

During the year ended December 31, 2007, the Company received $17,006 pursuant to promissory notes with two of its former directors.  The notes are unsecured, bear no interest and don’t have any specific terms of repayment.   At September 30, 2010 and December 31, 2009, these notes are included on the balance sheets.

4.	Demand notes payable

On December 30, 2009, the Company received $22,557 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.   At September 30, 2010, the Company has accrued $1,693 (December 31, 2009 - $1) in interest pursuant to this note.

On December 31, 2009, the Company received $10,994 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.   At September 30, 2010, the Company has accrued $822 (December 31, 2009 - $nil) in interest pursuant to this note.

On March 1, 2010, the Company received $30,635 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.   At September 30, 2010, the Company has accrued $1,788 in interest pursuant to this note.

On March 6, 2010, the Company received $17,817 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.   At September 30, 2010, the Company has accrued $1,015 in interest pursuant to this note.

On May 4, 2010, the Company received $17,977 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2010, the Company has accrued $734 in interest pursuant to this note.

On May 5, 2010, the Company received $30,312 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2010, the Company has accrued $1,229 in interest pursuant to this note.

On June 23, 2010, the Company received $2,899 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2010, the Company has accrued $73 in interest pursuant to this note.

On September 30, 2010, the Company received $45,036 pursuant to a convertible promissory note.  The note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2010, the Company has accrued $12 in interest pursuant to this note.

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

At September 30, 2010 and December 31, 2009, the Company had 25,629,016 shares of common stock issued and outstanding.

6.	Related party transactions

a.
During the fiscal year ended December 31, 2007, the Company received $17,006 pursuant to promissory notes with two of its former directors.  The notes are unsecured, bear no interest and don’t have any specific terms of repayment, and are outstanding at September 30, 2010;

b.
In December 2008, the Company entered into a contract for management services with a company controlled by the President and a director of the Company, requiring the payment of $2,500 per month plus applicable expenses for a period of one year, expiring on November 30, 2009.  This commitment can be terminated by either party with 30 days notice.  During the three and nine month periods ended September 30, 2010, $7,500 and $22,500, respectively, was paid or accrued pursuant to this agreement.

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

On January 12, 2009, the Company entered into a definitive Agreement and Plan of Merger with LED Power Group, Inc. f.k.a. LED Power, Inc., a Nevada corporation (“LPI”) and Drayton Acquisition Sub, Inc., our wholly-owned subsidiary, whereby Drayton Acquisition Sub, Inc. merged with and into LPI, with LPI remaining as the surviving entity and becoming our wholly-owned subsidiary.  Under the terms of the Agreement and Plan of Merger, we issued 9,000,000 pre-split shares of our common stock to Trussnet Capital Partners (Cayman) Ltd. (“Trussnet”) for all of the issued and outstanding shares of LPI.  LPI has limited operations and owns the rights to an Assignment Agreement with Jumbo Power Technology Ltd., Liao Pheng-Piao and Liu Chih-Chun (“Licensors”), dated December 2008 (the “Assignment Agreement”).  Under the terms of the Assignment Agreement, LPI was licensed the exclusive rights to certain intellectual property owned by Licensors in relation to the production of LED products.  Additionally, on February 2, 2009, the Company merged with our wholly-owned subsidiary LPG for the purposes of effective a name change to “LED Power Group, Inc.”

The 9,000,000 shares were valued at fair market on the day of the agreements, being $0.92 per share.  During the fiscal year ended December 31, 2009, $8,280,000 was recorded for impairment of the license as it does not have marketable value at this time.

The Company was involved in a dispute with Trussnet regarding the Assignment Agreement, and until such dispute was resolved, was unable to utilize the intellectual property licensed thereunder to develop LED products. On August 16, 2010, the Company entered into a rescission agreement with Trussnet, Trussnet Capital Partners (HK) Ltd. (“TCP”), and Coach Capital, LLC (the “Rescission Agreement”), whereby the Company agreed to the rescission of the Assignment Agreement.  In consideration of the rescission of the Assignment Agreement, TCP and Trussnet agreed to surrender for cancellation and relinquish any and all ownership interests in 225,000 shares of the Company’s common stock issued in connection with the Assignment Agreement.  On November 4,  2010, the shares were returned to treasury for cancellation.

9.	Subsequent events

On November 4, 2010, the 225,000 that had been issued pursuant to the Assignment Agreement described in note 8 were returned to treasury for cancellation.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 9, 2010, the date the condensed financial statements were issued.

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

In furtherance of our business objectives, on January 12, 2009, we entered into a definitive Agreement and Plan of Merger with LED Power Group, Inc. f.k.a. LED Power, Inc., a Nevada corporation (“LPI”) and Drayton Acquisition Sub, Inc., our wholly-owned subsidiary, whereby Drayton Acquisition Sub, Inc. merged with and into LPI, with LPI remaining as the surviving entity and becoming our wholly-owned subsidiary.  Under the terms of the Agreement and Plan of Merger, we issued 9,000,000 pre-split shares of our common stock to Trussnet Capital Partners (Cayman) Ltd. (“Trussnet”) for all of the issued and outstanding shares of LPI.  LPI has limited operations and owns the rights to an Assignment Agreement with Jumbo Power Technology Ltd., Liao Pheng-Piao and Liu Chih-Chun (“Licensors”), dated December 2008 (the “Assignment Agreement”).  Under the terms of the Assignment Agreement, LPI was licensed the exclusive rights to certain intellectual property owned by Licensors in relation to the production of LED products.

We were previously involved in a dispute with Trussnet involving the Assignment Agreement, and until such dispute was resolved, we were unable to utilize the intellectual property licensed thereunder to develop LED products. On August 16, 2010, we entered into a Rescission Agreement with Trussnet, Trussnet Capital Partners (HK) Ltd. (“TCP”), and Coach Capital, LLC (the “Rescission Agreement”), whereby we agreed to the rescission of the Assignment Agreement.  In consideration of the rescission of the Assignment Agreement, TCP and Trussnet agreed to surrender for cancellation and relinquish any and all ownership interests in 225,000 shares of our common stock issued in connection with the Assignment Agreement.

To further facilitate our shift in business focus, on January 16, 2009, we effected a 2.5-for-1 forward stock split of all of our issued and outstanding shares of common stock.  Additionally, on February 2, 2009, we merged with our wholly-owned subsidiary, LPI, for the purposes of effecting a name change to “LED Power Group, Inc.”  Effective August 10, 2009, we effected a 1-for-100 reverse split of all our issued and outstanding shares of common stock to better position the company for growth for the rest of 2009 and to facilitate investment, and to ultimately enhance overall shareholder value, resulting in a decrease of the outstanding shares of common stock from 72,500,000 to 725,001 and a decrease of our authorized capital to 6,000,000.

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

We have not generated any revenue from our business operations to date. We were unable to exploit our license under the Assignment Agreement to generate revenues prior to the resolution of our dispute with Trussnet. However, the resolution of this dispute terminated our license under the Assignment Agreement.  Although our Board of Directors’ preference would be to obtain funding and license new technology to develop LED products, our Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, asset purchase, or similar transaction to either develop our LED product business or enter new markets.

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

Comparison of three-month periods ended September 30, 2010 and September 30, 2009

Operating and other expenses

During the three-month periods ended September 30, 2010 and 2009, we incurred total expenses of $43,813 and $47,346, respectively.  These expenses were related mainly to maintaining a public listing, such as legal and accounting fees, investor relations and marketing, as well as filing and registration fees and interest expense.

Comparison of nine-month periods ended September 30, 2010 and September 30, 2009

Operating and other expenses

During the nine-month periods ended September 30, 2010 and 2009, we incurred total expenses of $161,162 and $8,496,951, respectively.  These expenses were related mainly to maintaining a public listing, such as legal and accounting fees, investor relations and marketing, as well as filing and registration fees and interest expense.  During the nine-month periods ended September 30, 2010 and 2009, we recorded an impairment of $nil and $8,280,000, respectively, on our license, as it does not have marketable value at such time.

Liquidity and Capital Resources

As of September 30, 2010, we had cash of $7,375 and working capital deficiency of $261,572.  During the nine-month period ended September 30, 2010, we funded our operations from the proceeds of convertible demand notes.  We are currently seeking further financing, and we believe that will provide sufficient working capital to fund our operations for at least the next six months.  Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

We raised $150,569 during the nine-month period ended September 30, 2010 from convertible demand notes.

We anticipate that our cash requirements will be not be significant in the near term as we only recently resolved our dispute with Trussnet, which rendered us unable to exploit our licensed intellectual property.  We expect to continue to use cash to fund operations for at least the remaining of our fiscal year ended December 31, 2010 until we are able to implement our business and marketing plans with respect to the use of any intellectual property we are able to locate and utilize.

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

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2010, we issued a convertible note to a foreign accredited investor for proceeds of $45,036.  The amount is unsecured and is due on demand.  The principal amount bears interest at 10% per annum calculated and payable annually.  At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Not applicable.

Item 5. Other Information.

None.

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

LED POWER GROUP, INC.

Dated: November 10, 2010	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: November 10, 2010	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)