Form 10-K
period 2010-12-31
LED Power Group, Inc.
filed 2011-04-15
CIK 1373761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section (g) of the Act: Common Stock, par value $.001 par value
(Title of class)

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of June 30, 2010, the aggregate market value of the Company’s common stock held by non-affiliates was $4,925,803.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 13, 2011, there were 25,404,016 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of disputes, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth below under the heading “Risk Factors.”

As used in this Form 10-K, “we,” “us,” and “our” refer to LED Power Group, Inc., which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING
STATEMENTS

The forward-looking statements made in this report on Form 10-K relate only to events or information as of the date on which the statements are made in this report on Form 10-K.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

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

To further facilitate our shift in business focus, on January 16, 2009, we effected a 2.5-for-1 forward stock split of all of our issued and outstanding shares of common stock.  Additionally, on February 2, 2009, we merged with our wholly-owned subsidiary, LPI, for the purposes of effecting a name change to “LED Power Group, Inc.”  Effective August 10, 2009, we effected a 1-for-100 reverse split of all our issued and outstanding shares of common stock to better position the company for growth for the rest of 2009 and to facilitate investment and to ultimately enhance overall shareholder value, resulting in a decrease of the outstanding shares of common stock from 72,500,000 to 725,001 and a decrease of our authorized capital to 6,000,000.  Effective November 2, 2009, the Company amended its articles of incorporation to increase its authorized capital to 200,000,000 shares of common stock.

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

Subsequent to our fiscal year ended December 31, 2010, on April 14, 2011, we entered into an Assignment and Assumption Agreement (the “Assumption Agreement”) with American Petro-Hunter Inc., a Nevada corporation (“American Petro”), pursuant to which we acquired from American Petro for $30,000, all of its rights pursuant to a Participation Agreement (the “Participation Agreement”) with Archer Exploration, Inc. (“Archer”) to participate in the drilling for natural gas on a prospect located in Stanislaus County, California.  Pursuant to the Participation Agreement, American Petro paid to Archer $200,000 for all costs in connection with the acquisition and operation of the prospect until completion of an initial test well in exchange for a 25% working interest in the prospect.  The assignment of the 25% interest to us will only be made upon the successful completion of the initial test well.  We will also be responsible for 25% of all expenditures in connection with the development and operation of the prospect for drilling.  We may elect not to participate in additional expenditures in connection with the prospect at which time we will forfeit any interests we have in the prospect.  American Petro conducted a seismic shoot on August 10, 2009. The results of the seismic indicate the need to reprocess the data and potentially add additional seismic lines to identify the test well locations. We are planning additional seismic shoots and the combined data packages will be used to evaluate whether there is a suitable location for a test well. There are no assurances that we will be successful in implementing our new strategy.

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

Our Strategy

Our initial focus will be drilling for natural gas on a prospect located in Stanislaus County, California pursuant to the Participation Agreement.  However, in the future, we may attempt to locate and assess potential acquisition targets, including real property, oil and gas rights and oil and gas companies.  We intend to focus primarily on oil and gas properties within the U.S. and Canada including exploration, secondary recovery and development projects.  Each project will be evaluated by our management based on sound geology, acceptable risk levels and total capital requirements to develop.  Our officers and directors expect to travel to different locations throughout North America to evaluate potential acquisitions.

Our ability to execute our strategy as outlined above is dependent on several factors including but not limited to: (i) identifying potential acquisitions of either assets or operational companies with prices, terms and conditions acceptable to us; (ii) additional financing for capital expenditures, acquisitions and working capital either in the form of equity or debt with terms and conditions that would be acceptable to us; (iii) our success in developing revenue, profitability and cash flow; (iv) the development of successful strategic alliances or partnerships; and (v) the extent and associated efforts and costs of federal, state and local regulations in each of the industries in which we plan to operate in.  There are no assurances that we will be successful in implementing our strategy as any negative result of one of the factors alone or in combination could have a material adverse effect on our business.

Environmental Regulation

Oil and gas operations are subject to country-specific federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  Various permits from governmental bodies are required for drilling operations to be conducted.  Numerous governmental departments issue rules and regulations to implement and enforce such laws that are often complex and costly to comply with and that carry substantial administrative, civil and possibly criminal penalties for failure to comply.  Under these laws and regulations, we may be liable for remediation or removal costs, damages and other costs associated with releases of hazardous materials (including oil) into the environment, and such liability may be imposed on us even if the acts that resulted in the releases were in compliance with all applicable laws at the time such acts were performed.

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) contains provisions requiring the remediation of releases of hazardous substances into the environment and imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons including owners and operators of contaminated sites where the release occurred and those companies who transport, dispose of, or arrange for disposal of hazardous substances released at the sites.  Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies.  Third parties may also file claims for personal injury and property damage allegedly caused by the release of hazardous substances.  Although we handle hazardous substances in the future course of our business, we are not aware of any hazardous substance contamination for which we may be liable.

As we enter the oil and gas exploration industry, we do not anticipate that compliance with existing environmental laws and regulations will have a material effect upon our capital expenditures, earnings or competitive position.  However, changes in the environmental laws and regulations, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities, and thus there can be no assurance that we will not incur significant environmental compliance costs in the future.

Employees

As of December 31, 2010, we had no full time employees.  We currently utilize temporary contract labor throughout the year to address business and administrative needs.

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

We have a limited operating history and due to the rescission of the Assignment Agreement, we have no ability to exploit the license under the Assignment Agreement as contemplated by our business plan.  As such, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects, especially related to our oil and gas exploration activities.  Accordingly, you should not rely on our results of operations for any prior periods as an indication of our future performance.  Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history.  We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage.  If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We have incurred losses in prior periods and may incur losses in the future.

We incurred net losses of $8,817,540 for the period from June 8, 2006 (inception) to December 31, 2010.  We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.  There can be no assurance that future operations will be profitable.  We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board.  These laws, rules and regulations continue to evolve and may become increasingly stringent in the future.  In particular, under SEC rules, we are required to include management’s report on internal controls as part of our annual report for the fiscal year ending December 31, 2010, pursuant to Section 404 of the Sarbanes-Oxley Act.  The financial cost of compliance with these laws, rules and regulations is expected to be substantial.  We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters.  Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

Our operating revenue will be dependent upon the performance of our properties.

Our operating revenue depends upon our ability to profitably operate our existing property by drilling and completing wells that produce commercial quantities of oil and gas and our ability to expand our operations through the successful implementation of our plans to explore, acquire and develop additional properties. The successful development of oil and gas properties requires an assessment of potential recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors.  Such assessments are necessarily inexact.  No assurance can be given that we can produce sufficient revenue to operate our existing property or acquire additional oil and gas producing properties and leases.  We may not discover any recoverable reserves in the future, or we may not be able to make a profit from the reserves that we may discover.  In the event that we are unable to produce sufficient operating revenue to fund our operations, we will be forced to seek additional, third-party funding, if such funding can be obtained.  Such options would possibly include debt financing, sale of equity interests in our Company, joint venture arrangements, or the sale of oil and gas interests.  If we are unable to secure such financing on a timely basis, we could be required to delay or scale back our operations.  If such unavailability of funds continued for an extended period of time, this could result in the termination of our operations and the loss of an investor’s entire investment.

We own rights to oil properties that have not yet been developed.

We own rights to oil and gas properties that have limited or no development.  There are no guarantees that our property will be developed profitably or that the potential oil and gas resources on the property will produce as expected if they are developed.

Title to the properties in which we have an interest may be impaired by title defects.

There is no assurance that we will not suffer a monetary loss from title defects or title failure related to our existing property.  Additionally, undeveloped acreage has greater risk of title defects than developed acreage.  If there are any title defects or defects in assignment of leasehold rights in properties in which we hold an interest, we will suffer a financial loss.

If we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to execute on our business plan.

In order to successfully implement and manage our new business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business.  Competition for qualified individuals is intense.  There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Even if we are able to discover oil or natural gas, the potential profitability of oil and gas ventures depends upon factors beyond the control of our Company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control.  For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls or any combination of these and other factors, and respond to changes in domestic, international, political, social and economic environments.  Additionally, due to worldwide economic uncertainty, the availability and cost of funds for other expenses have become increasingly difficult, if not impossible, to project.  These changes and events may materially affect our future financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our Company not receiving an adequate return on invested capital.

Drilling for oil and gas involves inherent risks that may adversely affect our results of operations and financial condition.

Drilling for oil and gas involves numerous risks, including the risk that we will not encounter commercially productive oil and gas reservoirs.  The wells we drill or participate in may not be productive and we may not recover all or any portion of our investment in those wells.  The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that crude or natural gas is present or may be produced economically. The costs of drilling, completing and operating wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including, but not limited to:

•	unexpected drilling conditions;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	mechanical difficulties, such as lost or stuck oil field drilling and service tools;

•	fires, explosions, blowouts and surface cratering;

•	uncontrollable flows of oil and formation water;

•	environmental hazards, such as oil spills, pipeline ruptures and discharges of toxic gases;

•	other adverse weather conditions; and

•	increase in the cost of, or shortages or delays in the availability of, drilling rigs and equipment.

Certain future drilling activities may not be successful and, if unsuccessful, this failure could have an adverse effect on our future results of operations and financial condition.  While all drilling, whether developmental or exploratory, involves these risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons.

Our oil and gas operations involve substantial costs and are subject to various economic risks.

Our future oil and gas operations are subject to the economic risks typically associated with exploration and development activities, including the necessity of significant expenditures to locate and acquire producing properties and to drill exploratory wells.   In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration and development activities to be unsuccessful.  In addition, the cost and timing of drilling, completing and operating wells is often uncertain.  We also face the risk that the oil and gas reserves may be less than anticipated, that we will not have sufficient funds to successfully drill on the property, that we will not be able to market the oil and gas due to a lack of a market and that fluctuations in the prices of oil will make development of those leases uneconomical.  This could result in a total loss of our investment.

A substantial or extended decline in oil and gas prices may adversely affect our business, financial condition, cash flow, liquidity or results of operations as well as our ability to meet our capital expenditure obligations and financial commitments to implement our business plan.

Any revenues, cash flow, profitability and future rate of growth we achieve will be greatly dependent upon prevailing prices for oil and gas.  Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms is also expected to be dependent on oil and gas prices.  Historically, oil and gas prices and markets have been volatile and are likely to continue to be volatile in the future.  Prices for oil and gas are subject to potentially wide fluctuations in response to relatively minor changes in supply of and demand for oil and gas, market uncertainty, and a variety of additional factors beyond our control.  Those factors include:

•	the domestic and foreign supply of oil and natural gas;

•	the ability of members of the Organization of Petroleum Exporting Countries and other producing countries to agree upon and maintain oil prices and production levels;

•	political instability, armed conflict or terrorist attacks, whether or not in oil or natural gas producing regions;

•	the level of consumer product demand;

•	the growth of consumer product demand in emerging markets, such as China and India;

•	weather conditions, including hurricanes and other natural occurrences that affect the supply and/or demand of oil and natural gas;

•	domestic and foreign governmental regulations and other actions;

•	the price and availability of alternative fuels;

•	the price of foreign imports;

•	the availability of liquid natural gas imports; and

•	worldwide economic conditions.

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas.   A substantial or extended decline in oil and natural gas prices may materially affect our future business, financial condition, results of operations, liquidity and borrowing capacity.  While our revenues may increase if prevailing oil and gas prices increase significantly, exploration and acquisition costs for additional properties and reserves may also increase.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring viable leases.

The oil and gas industry is intensely competitive.  We compete with numerous individuals and companies, including many major oil and gas companies which have substantially greater technical, financial and operational resources and staffs.  Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds.  We cannot predict if the necessary funds can be raised or that any projected work will be completed.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our Company .

Oil and gas operations are subject to country-specific federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  Oil and gas operations are also subject to country-specific federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.  Various permits from governmental bodies are required for drilling operations to be conducted and no assurance can be given that such permits will be received.  Environmental standards imposed by federal, state, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities.  Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us.  Additionally, we may be subject to liability for pollution or other environmental damages.  To date, we have not been required to spend any material amount on compliance with environmental regulations.  However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel.  During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater.  In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases.  As a result of increasing levels of exploration in response to strong prices of oil and natural gas, the demand for oilfield services and equipment has risen, and the costs of these services and equipment are increasing.  If the unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel were particularly severe in areas where we operate, we could be materially and adversely affected.

We depend on the skill, ability and decisions of third party operators to a significant extent.

The success of the drilling and development of the oil properties in which we have or expect to have a working interest is substantially dependent upon the decisions of such third-party operators and their diligence to comply with various laws, rules and regulations affecting such properties.  The failure of any third-party operator to make decisions, perform their services, discharge their obligations, deal with regulatory agencies, and comply with laws, rules and regulations, including environmental laws and regulations in a proper manner with respect to properties in which we have an interest could result in material adverse consequences to our interest in such properties, including substantial penalties and compliance costs.  Such adverse consequences could result in substantial liabilities to us or reduce the value of our properties, which could negatively affect our results of operations.

The rescission of the Assignment Agreement has significantly impaired our ability to enter the LED lighting market, thereby harming our prospects for future growth.

We were previously involved in a dispute with Trussnet Capital Partners (Cayman) Ltd. regarding our license to certain intellectual property.  In order to resolve our dispute with Trussnet, we agreed to the rescission of the Assignment Agreement, leaving us unable to utilize the license to the intellectual property on which we had depended to develop LED products.  Similar disputes or other circumstances which inhibit our ability to utilize our intellectual property which we may acquire or develop may be costly and time consuming and significantly delay our ability to execute our business objectives.  Any such delays may significantly affect our ability to grow our business and achieve our objectives, and may harm our ability to generate any revenues.

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

Pursuant to our Articles of Incorporation, we have, as of the date of this Report, 200,000,000 shares of common stock authorized.  As of March 24, 2011, we have 25,404,016 shares of common stock issued and outstanding.  As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which, if issued, could cause substantial dilution to our existing shareholders.

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

Item 4.  Removed and Reserved.

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

2009	Low	High
First Quarter (March 31, 2009)	$14.00	$52.00
Second Quarter (June 30, 2009)	$3.00	$11.00
Third Quarter (September 30, 2009)	$0.27	$4.00
Fourth Quarter (December 31, 2009)	$0.13	$0.75

2010	Low	High
First Quarter (March 31, 2010)	$0.13	$0.36
Second Quarter (June 30, 2010)	$0.20	$0.20
Third Quarter (September 30, 2010)	$0.20	$0.55
Fourth Quarter (December 31, 2010)	$0.20	$0.55

2011	Low	High
First Quarter (March 31, 2011)	$0.20	$0.40

The closing price for our common stock on December 31, 2010 was $0.20.

Stockholders

As of April 13, 2011, we had 25,404,016 shares of common stock outstanding held by 31 shareholders.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and financial statements contained herein are for our fiscal years ended December 31, 2010 and December 31, 2009.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report.  Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Forward-looking statements are based upon estimates, forecasts and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.

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

Subsequent to our fiscal year ended December 31, 2010, on April 14, 2011, we entered into an Assignment and Assumption Agreement (the “Assumption Agreement”) with American Petro-Hunter Inc., a Nevada corporation (“American Petro”), pursuant to which we acquired from American Petro for $30,000, all of its rights pursuant to a Participation Agreement (the “Participation Agreement”) with Archer Exploration, Inc. (“Archer”) to participate in the drilling for natural gas on a prospect located in Stanislaus County, California.  Pursuant to the Participation Agreement, American Petro paid to Archer $200,000 for all costs in connection with the acquisition and operation of the prospect until completion of an initial test well in exchange for a 25% working interest in the prospect.  The assignment of the 25% interest to us will only be made upon the successful completion of the initial test well.  We will also be responsible for 25% of all expenditures in connection with the development and operation of the prospect for drilling.  We may elect not to participate in additional expenditures in connection with the prospect at which time we will forfeit any interests we have in the prospect.  American Petro conducted a seismic shoot on August 10, 2009. The results of the seismic indicate the need to reprocess the data and potentially add additional seismic lines to identify the test well locations. We are planning additional seismic shoots and the combined data packages will be used to evaluate whether there is a suitable location for a test well. There are no assurances that we will be successful in implementing our new strategy.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.  As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex.  Our significant accounting policies are discussed in Note 3 to our financial statements for the fiscal year ended December 31, 2010 included in this Form 10-K.  We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

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

Impairment losses are recorded on fixed assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.  During the fiscal year ended December 31, 2009, the Company recorded $8,280,000 for impairment of the license subject to the Assignment Agreement as it did not have marketable value at the time.  The Assignment Agreement was subsequently rescinded, thereby terminating the Company’s ability to use the license.

Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the periods included in the accompanying financial statements.

Financial Condition as of December 31, 2010

We reported total current assets of $279 at December 31, 2010, consisting of cash.  Total current liabilities reported of $273,779 consisted of $51,470 in accounts payable and accrued liabilities and of $22,008 in notes payable and advances, and of $200,301 in convertible notes payable and accrued interest.  We had a working capital deficiency of $273,500 at December 31, 2010.

Stockholders’ Deficiency increased from $100,310 for the year ended December 31, 2009 to $273,500 at December 31, 2010.

We are currently a development stage company focused in the LED industry, and evaluating opportunities for expansion within that industry or others through acquisitions or other strategic relationships.

Cash and Cash Equivalents

As of December 31, 2010, we had cash of $279.  As such, we anticipate that we will have to raise additional capital through debt or equity financings to fund our operations and implement and execute a business plan during the next 6 to 12 months.

Results of Operations For the Fiscal Year Ended December 31, 2010

For the fiscal year ended December 31, 2010, we incurred a net loss of $173,190.

Results of Operations For the Fiscal Year Ended December 31, 2009

For the fiscal year ended December 31, 2009, we incurred a net loss of $8,541,509.

Results of Operations for the Year Ended December 31, 2010 as Compared to the Year Ended December 31, 2009

Results of Operations, Year Ended	December 31, 2010	December 31, 2009
Operating Expenses
General and administrative	$4,424	$15,442
Executive compensation	30,000	30,000
Professional fees	66,315	87,832
Investor relations and marketing	60,161	116,621
Other Expenses
Impairment of license	-	8,280,000
Interest expense	12,290	11,614
Total	$173,190	$8,541,509

General and administrative expenses

During the fiscal year ended December 31, 2010, we incurred total expenses of $173,190, as compared to $8,541,509 for the year ended December 31, 2009.  These expenses were related mainly to investor relations and professional fees.  Other expenses were incurred in relation to activities associated with maintaining a public listing, such as legal and accounting fees.  In 2009, the Company recorded $8,280,000 for impairment of a license as it did not have marketable value at the time.

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early development stage.

Liquidity and Capital Resources

As of December 31, 2010, we had cash of $279, and working capital deficiency of $273,500.  During the year ended December 31, 2010, we funded our operations from the proceeds of private sales of equity.  We plan to continue further financings, and we believe that this will provide sufficient working capital to fund our operations for at least the next 12 months.  Changes in our operating plans, increased expenses, additional acquisitions or other events, including strategic alternatives we may pursue, may cause us to seek additional equity or debt financing in the future.

For the period ended December 31, 2010, we used $170,197 of net cash to fund operating activities.  Net cash used in operating activities reflected $5,287 in prepaid expenses and $1,480 in accrued interest offset by $3,774 in accounts payable and accrued liabilities.

During the fiscal year ended December 31, 2010, we borrowed $165,269 through the issuance of convertible promissory notes, and $5,001 via advances.

We anticipate that our cash requirements will be not be significant in the near term as we only recently resolved our dispute with Trussnet, which rendered us unable to exploit our licensed intellectual property.  We expect to continue to use cash to fund operations for at least the remaining of our fiscal year ended December 31, 2011 until we are able to implement our business plans with respect to exploring and exploiting any oil and gas interests.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Capital Expenditures

We did not make any capital expenditures in the fiscal year ended December 31, 2010.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

		Payments Due by Period
Contractual Obligations At December 31, 2010	Total	Less than 1 Year	1-3 years		3-5 years		More than 5 Years
Total Debt	$217,308	$217,308	$	nil	$	nil	$	nil

The above table outlines our obligations as of December 31, 2010 and does not reflect any changes in our obligations that have occurred after that date.

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

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal year ending December 31, 2010, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

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

As of December 31, 2010, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2011.

Changes in Internal Control over Financial Reporting

We have had very limited operations and there were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Item 9B.  Other Information.

Convertible Note Financings

In December 2009 and during the fiscal year ended December 31, 2010, the Company received $178,229 pursuant to 8 convertible promissory notes.  The notes are unsecured, bear interest at 10% per annum calculated annually, and are due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The notes and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.   At December 31, 2010, the Company has accrued $11,848 (December 31, 2009 - $1) in interest pursuant to these notes.

During the fiscal year ended December 31, 2010, the Company received an additional $10,145 pursuant to 3 convertible promissory notes.  The notes are unsecured, bear interest at 10% per annum calculated annually, and are due on demand.   Default in payment shall, at the option of the holder, render the entire balance payable.  The notes and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.   At December 31, 2010, the Company has accrued $668 (December 31, 2009 - $nil) in interest pursuant to these notes.

We offered and sold the convertible notes in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

Participation Agreement

On April 14, 2011, we entered into the Assumption Agreement with American Petro, pursuant to which we acquired from American Petro for $30,000 all of its rights pursuant to the Participation Agreement with Archer to participate in the drilling for natural gas on a prospect located in Stanislaus County, California.  Pursuant to the Participation Agreement, American Petro paid to Archer $200,000 for all costs in connection with the acquisition and operation of the prospect until completion of an initial test well in exchange for a 25% working interest in the prospect.  The assignment of the 25% interest to us will only be made upon the successful completion of the initial test well.  We will also be responsible for 25% of all expenditures in connection with the development and operation of the prospect for drilling.  We may elect not to participate in additional expenditures in connection with the prospect at which time we will forfeit any interests we have in the prospect.

PART III

Item 10.  Directors, Executives Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person	Age	Position
John J. Lennon	56	President, Chief Executive Officer, Treasurer, Secretary, Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Except as set forth above, and based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities and Exchange Commission, our executive officers and directors, and persons who own more than 10% of our common stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2010.

Item 11.  Executive Compensation.

The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal periods ended December 31, 2010 and December 31, 2009.  Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e)(2)	Option Awards ($)(f)	Non-Equity Incentive Plan Compensation ($)(g)	Non-qualified Deferred Compensation Earnings ($)(h)	All Other Compensation (i)	Total(j)
John J. Lennon,	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$30,000	$30,000
President, Chief Executive Officer, Treasurer, Secretary, Director (1)	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$30,000	$30,000

(1)           The Company entered into a Management and Governance Consultant Agreement with Chamberlain Capital Partners on December 1, 2008.  Pursuant to the agreement, Chamberlain Capital Partners provides services to us relating to corporate management and governance and consults with our officers and employees concerning matters relating to corporate management, governance, including day-to-day operations, accounting, regulatory compliance, marketing and investor relation services.  We agreed to pay Chamberlain Capital Partners $2,500 per month for services rendered pursuant to the agreement.  The agreement expired pursuant to its own terms on November 30, 2009, and either party had the right to terminate the agreement at any time by providing 30 days written notice to the other party.  Effective December 1, 2009, the agreement with Chamberlain Capital Partners is continuing on a month-to-month basis.  Mr. Lennon is the president of Chamberlain Capital Partners, and billed our Company a total of $30,000 and $30,000 for the fiscal years ended December 31, 2010 and December 31, 2009, respectively, for services performed under the Management and Governance Consultant Agreement.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth, as of March 29, 2011, the number and percentage of outstanding shares of our common stock owned by (i) each director and each named executive officer, (ii) all directors and named executive officers as a group, and (iii) each person known to us to beneficially own more than 5% of our outstanding common stock.  Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next 60 days.  Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member.  Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

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

(2)
Under Rule 13d-3 under the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired within 60 days after March [●], 2011 are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the persons having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.

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

Securities Authorized For Issuance Under Equity Compensation Plans

None.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

In connection with Mr. Lennon’s appointment as President, Chief Executive Officer, Treasurer, Secretary and Director, we entered into a Management and Governance Consultant Agreement with Chamberlain Capital Partners on December 1, 2008.  Pursuant to the agreement, Chamberlain Capital Partners provides services to us relating to corporate management and governance and consults with our officers and employees concerning matters relating to corporate management, governance, including day-to-day operations, accounting, regulatory compliance, marketing and investor relation services.  We agreed to pay Chamberlain Capital Partners $2,500 per month for services rendered pursuant to the agreement.  The agreement expired pursuant to its own terms on November 30, 2009, and either party had the right to terminate the agreement at any time by providing 30 days written notice to the other party.  Effective December 1, 2009, the agreement with Chamberlain Capital Partners is continuing on a month-to-month basis.  Mr. Lennon is the president of Chamberlain Capital Partners, and billed our Company a total of $30,000 and $30,000 for the fiscal years ended December 31, 2010 and December 31, 2009, respectively, for services performed under the Management and Governance Consultant Agreement.  Mr. Lennon is the President of Chamberlain Capital Partners.

Subsequent to our fiscal year ended December 31, 2010, on April 14, 2011, we entered into the Assumption Agreement with American Petro, pursuant to which we acquired from American Petro for $30,000 all of its rights pursuant to the Participation Agreement with Archer to participate in the drilling for natural gas on a prospect located in Stanislaus County, California.  Pursuant to the Participation Agreement, American Petro paid to Archer $200,000 for all costs in connection with the acquisition and operation of the prospect until completion of an initial test well in exchange for a 25% working interest in the prospect. Mr. Lennon also serves as Chairman of the Board and Chief Financial Officer of American Petro,

Review, Approval or Ratification of Transactions with Related Persons

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

Director Independence

During 2010, we did not have any independent directors on our board.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ Stock Market, and the SEC.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $200,000 or two percent of that other company’s consolidated gross revenues.

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

Item 14.  Principal Accounting Fees and Services.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weaver & Martin LLC, the Company’s independent registered public accounting firm since August 7, 2009 for the fiscal periods shown:

	2010	2009
Audit Fees(1)	$11,250	$15,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$11,250	$15,500

(1)
The registration of the Company’s prior auditor, Moore and Associates, Chartered Accountants, under the Public Company Accounting Oversight Board was revoked on August 27, 2009.  As a result, the audit opinion of Moore and Associates for fiscal year 2008 has been rendered invalid.  Accordingly, amounts included in Audit Fees during 2009 include amounts paid or accrued by us for the audit of both fiscal years 2008 and 2009 by Weaver and Martin LLC.

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Exchange Act.  The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firms in fiscal 2010 and 2009.  The percentage of hours expended on the respective principal accountants’ engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the respective principal accountants’ full-time, permanent employees was 0%.

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

10.3
Rescission Agreement dated August 16, 2010, by and between LED Power Group, Inc. (f.k.a. LED Power, Inc.), Trussnet Capital Partners (HK) Ltd., Trussnet Capital Partners (Cayman) Ltd., and Coach Capital, LLC. (5)

10.4	Assignment and Assumption Agreement dated April 14, 2011 by and between American Petro-Hunter Inc. and the Company

21	List of Subsidiaries.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-1, filed on September 7, 2006, Current Reports on Form 8-K, filed February 5, 2009 and August 11, 2009, and Schedule 14C Information, filed on October 13, 2009.

(2)	Incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on May 14, 2009.

(3)	Incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on January 16, 2009.

(4)	Incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on March 31, 2009.

(5)	Incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on August 20, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LED POWER GROUP, INC.

Dated: April 15, 2011	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: April 15, 2011	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ John J. Lennon	President, Secretary,	March 29, 2011
John J. Lennon	Treasurer and Director

LED Power Group, Inc.
(A Development Stage Company)

Financial Statements
December 31, 2010 and 2009

To the Board of Directors and Stockholders
LED Power Group, Inc.
Centerville, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of LED Power Group, Inc. (A Development Stage Company) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period of June 8, 2006 (Inception) to December 31, 2010.  LED Power Group, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LED Power Group, Inc. as of December 31, 2010 and 2009 and the results of its operations, stockholders’ deficit, and cash flows for the years then ended and for the period of June 8, 2006 (Inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Weaver & Martin, LLC
Kansas City, Missouri
April 15, 2011

LED Power Group, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2010	December 31, 2009
ASSETS

Current assets
Cash	$279	$206
Prepaid expenses	-	5,287
Total current assets	279	5,493

Total assets	$279	$5,493

LIABILITIES and STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$51,470	$55,244
Advances	5,001	-
Notes payable	17,007	17,007
Convertible demand notes payable	200,301	33,552
Total current liabilities	273,779	105,803

Total liabilities	273,779	105,803

STOCKHOLDERS' DEFICIT

Capital stock
Common - 200,000,000 shares authorized at $0.001 par value
25,404,016 and 25,629,016 shares issued and outstanding at December 31, 2010 and 2009.	25,404	25,629
Additional paid in capital	8,518,636	8,518,411
Deficit accumulated during development stage	(8,817,540)	(8,644,350)

Total stockholders' deficit	(273,500)	(100,310)

Total liabilities and stockholders' deficit	$279	$5,493

The accompanying notes are an integral part of these audited financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2010 and 2009
And for the Period from June 8, 2006 [Inception] to December 31, 2010

	December 31,		Period from June 8, 2006 [Inception] to
	2010	2009	December 31, 2010

Revenues	$-	$-	$-

Operating expenses
General and administrative	4,424	15,442	21,171
Executive compensation	30,000	30,000	62,500
Professional fees	66,315	87,832	215,432
Investor relations and marketing	60,161	116,621	199,282
Loss from operations	160,900	249,895	498,385

Other income and expenses
Impairment of mineral rights	-	-	(15,000)
Impairment of license	-	(8,280,000)	(8,280,000)
Interest expense	(12,290)	(11,614)	(24,155)
	(12,290)	(8,291,614)	(8,319,155)

Net loss	$(173,190)	$(8,541,509)	$(8,817,540)

Net loss per share - basic and diluted	$(0.01)	$(2.14)

Weighted average shares outstanding	25,503,818	3,997,288

The accompanying notes are an integral part of these audited financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period from June 8, 2006 [Inception]  to December 31, 2010

	Common Stock		Additional Paid-In	Accumulated Deficit during Development	Total Stockholders'
	Number	Amount	Capital	Stage	Equity (Deficit)

Balance, at inception	-	$-	$-	$-	$-
Stock issued to founders for cash	750,001	750	14,250	-	15,000
Net loss from inception (June 8, 2006) to December 31, 2006				(15,855)	(15,855)
Balance, December 31, 2006	750,001	750	14,250	(15,855)	(855)
Retirement of founders' common stock	(250,000)	(250)	250	-	-
Net loss for year	-	-	-	(16,690)	(16,690)
Balance, December 31, 2007	500,001	500	14,500	(32,545)	(17,545)
Net loss for year	-	-	-	(70,296)	(70,296)
Balance, December 31, 2008	500,001	500	14,500	(102,841)	(87,841)
Stock issued for license	225,000	225	8,279,775	-	8,280,000
Stock issued for cash	1,000,000	1,000	9,000	-	10,000
Stock issued for debt conversion	23,904,015	23,904	215,136	-	239,040
Net loss for year	-	-	-	(8,541,509)	(8,541,509)
Balance, December 31, 2009	25,629,016	25,629	8,518,411	(8,644,350)	(100,310)
Stock returned to treasury	(225,000)	(225)	225	-	-
Net loss for year	-	-	-	(173,190)	(173,190)
Balance, December 31, 2010	25,404,016	$25,404	$8,518,636	$(8,817,540)	$(273,500)

*The common stock issued has been retroactively restated to reflect forward stock splits of 4 new shares for 1 old share, effective January 4, 2008, a 2.5 new shares for 1 old share, effective January 16, 2009 and a 1 new share for 100 old shares, effective July 27, 2009

The accompanying notes are an integral part of these audited financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009
And for the Period from June 8, 2006 [Inception] to December 31, 2010

	December 31,		Period from June 8, 2006 [Inception] to
	2010	2009	December 31, 2010

Operating activities
Net loss	$(173,190)	$(8,541,509)	$(8,817,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Items not affecting cash:
Impairment of license	-	8,280,000	8,280,000
Impairment of mineral rights	-	-	15,000
Changes in:
Accrued interest	1,480	11,275	13,006
Prepaid expenses	5,287	4,713	-
Accounts payable and accrued liabilities	(3,774)	15,668	51,470
Cash used in operating activities	(170,197)	(229,853)	(458,064)

Investing Activities
Acquisition of mineral rights	-	-	(15,000)
Cash flows used in investing activities	-	-	(15,000)

Financing activities
Proceeds from issue of common stock	-	10,000	25,000
Proceeds from demand notes	165,269	220,059	426,335
Proceeds from notes payable to related parties	-	-	17,007
Proceeds from advances	5,001	(10)	5,001
Cash flows provided by financing activities	170,270	230,049	473,343

Net (decrease) increase in cash	73	196	279

Cash, beginning of period	206	10	-

Cash, end of period	$279	$206	$279

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES

Common stock issued for license	$-	$8,280,000	$8,280,000
Common stock issued for convertible notes	$-	$239,040	$239,040

The accompanying notes are an integral part of these audited financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

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

Effective August 23, 2010, the Company entered into a rescission agreement with Trussnet, Trussnet Capital Partners (HK) Ltd. (“TCP”), and Coach Capital, LLC (the “Rescission Agreement”), whereby the Company agreed to the rescission of the Assignment Agreement.  In consideration of the rescission of the Assignment Agreement, TCP and Trussnet agreed to surrender for cancellation and relinquish any and all ownership interests in 225,000 shares of the Company’s common stock issued in connection with the Assignment Agreement.  The shares were returned to treasury and cancelled.

The Company is listed on the Over-the-Counter Bulletin Board under the symbol LPWR.

2.	Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2010, the Company had not yet achieved profitable operations, had accumulated losses of $8,817,540 since its inception, had a working capital deficiency of $273,500 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Impairment  losses  are  recorded  on  fixed  assets  used  in  operations  when indicators  of  impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There were no impairment losses in 2010.  During the fiscal year ended December 31, 2009, the Company recorded $8,280,000 for impairment of a license as it does not have marketable value at this time (refer to notes 9 and 13).

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
The Company expenses advertising costs as incurred.  The Company has not incurred advertising expenses for the year ended December 31, 2010, and for the period from inception to December 31, 2010.

4.	Recent accounting pronouncements

a.
In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, has not had impact on our financial position, results of operations or cash flows.

b.
In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This has not had impact on the Company’s financial position, results of operations or cash flows.

c.
In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of FASB ASC No. 860 has not had impact on the Company’s financial statements.

d.	International Financial Reporting Standards
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

6.	Fair value measurement

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Fair Value

Cash	$206	-	-	$206
Accounts payable	-	55,244	-	55,244
Notes payable	-	17,007	-	17,007
Demand notes payable	-	33,552	-	33,552
	$206	$105,803	$-	$106,009

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value

Cash	$279	-	-	$279
Accounts payable	-	51,470	-	51,470
Advances	-	5,001	-	5,001
Notes payable	-	17,007	-	17,007
Demand notes payable	-	200,301	-	200,301
	$279	$273,779	$-	$274,058

7.	Notes payable to related parties

During the year ended December 31, 2007, the Company received $17,006 pursuant to promissory notes with two of its former directors.  The notes are unsecured, bear no interest and don’t have any specific terms of repayment.   At December 31, 2010 and 2009, these notes are included on the balance sheets.

8.	Demand notes payable

During the year ended December 31, 2008, the Company received $41,007 pursuant to five convertible promissory notes.  On November 15, 2009, these notes and accrued interest of $3,232 were converted into 4,423,847 shares of common stock of the Company.

During the year ended December 31, 2009, the Company received $186,508 pursuant to 15 convertible promissory notes.  On November 15, 2009, these notes and accrued interest of $8,293 were converted into 19,480,168 shares of common stock of the Company.

During the remaining of the fiscal year ended December 31, 2009, and during the fiscal year ended December 31, 2010, the Company received $178,229 pursuant to 8 convertible promissory notes.  The notes are unsecured, bear interest at 10% per annum calculated annually, and are due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The notes and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.   At December 31, 2010, the Company has accrued $11,848 (December 31, 2009 - $1) in interest pursuant to these notes, as follows:

		Accrued
Date	Principal	interest

30-Dec-09	$22,557	$2,262
31-Dec-09	10,994	1,099
1-Mar-10	30,635	2,560
6-Mar-10	17,817	1,464
4-May-10	17,978	1,183
5-May-10	30,312	1,993
23-Jun-10	2,900	152
30-Sep-10	45,036	1,147

	$178,229	$11,860

During the fiscal year ended December 31, 2010, the Company received an additional $10,145 pursuant to 3 convertible promissory notes.  The notes are unsecured, bear interest at 10% per annum calculated annually, and are due on demand.   Default in payment shall, at the option of the holder, render the entire balance payable.  The notes and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.   At December 31, 2010, the Company has accrued $668 (December 31, 2009 - $nil) in interest pursuant to these notes, as follows:

		Accrued
Date	Principal	interest

4-Nov-10	$3,500	$56
11-Nov-10	645	9
31-Dec-10	6,000	2

	$10,145	$66

9.	Capital stock

On January 4, 2008, the Company forward split its issued common shares on the basis of four new shares for one old share.  The Company increased its authorized share capital from 150 million to 600 million shares.

On January 12, 2009, the Company issued 9,000,000 (pre-split) (225,000 post-split) shares of its common stock to Trussnet Capital Partners (Cayman) Ltd. for all of the issued and outstanding shares of LED Power Group, Inc. pursuant to a merger agreement and underlying assignment agreement.  Under the terms of the agreements, the Company has acquired the license to exclusive rights of certain intellectual property in relation to the production of LED products.  The shares were valued at fair market on the day of the agreements, being $0.92 per share (refer to note 13).

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

Effective August 23, 2010, 225,000 shares that had been issued to Trussnet in connection to the license agreement described in note 13 were returned to treasury for cancellation.

At December 31, 2010 the Company had 25,404,016 shares of common stock issued and outstanding (2009 – 25,654,016).

At December 31, 2010, the Company had no outstanding options or warrants.

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

The Company’s effective income tax rate is higher than would be expected if the federal statutory rate were applied to income before tax, primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes during the year ended December 31, 2009 and 2010.

The provision for income tax, using an effective tax rate of thirty-four percent (34%), consists of the following for the years ended December 31, 2010 and 2009:

	2010	2009

Current income tax benefit:
Net loss	$(59,000)	$(2,901,500)
Non-deductible expenses	-	2,815,600
Change in valuation allowance	59,000	85,900
Net income tax benefits	$-	$-

At December 31, 2010, we had an NOL carryover of approximating $537,540 that is available to offset future taxable income.  The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows for the years ended December 31, 2010 and 2009:

	2010	2009

Defered tax asset attributable to:
Net operating loss carryover	$183,000	$121,300
Less: valuation allowance	(183,000)	(121,300)
Net deferred tax asset	$-	$-

11.	Related party transactions

a.
During the fiscal year ended December 31, 2007, the Company received $17,006 pursuant to promissory notes with two of its former directors.  The notes are unsecured, bear no interest and don’t have any specific terms of repayment, and are outstanding at December 31, 2010;

b.
In December 2008, the Company entered into a contract for management services with a company controlled by the President and a director of the Company, requiring the payment of $2,500 per month plus applicable expenses for a period of one year, expiring on November 30, 2009.  This commitment continues on a month to month basis and can be terminated by either party with 30 days notice.  During the years ended December 31, 2010 and 2009, $30,000 and $30,000, respectively, was paid or accrued pursuant to this agreement.

12.	Commitments

a.
On November 1, 2008, the Company entered into a contract for investor relations services requiring the payment of $7,500 per month expiring on October 31, 2010.  This commitment was terminated effective August 31, 2010.

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

The Company was involved in a dispute with Trussnet regarding the Assignment Agreement, and until such dispute was resolved, was unable to utilize the intellectual property licensed thereunder to develop LED products. On August 16, 2010, the Company entered into a rescission agreement with Trussnet, Trussnet Capital Partners (HK) Ltd. (“TCP”), and Coach Capital, LLC (the “Rescission Agreement”), whereby the Company agreed to the rescission of the Assignment Agreement.  In consideration of the rescission of the Assignment Agreement, TCP and Trussnet agreed to surrender for cancellation and relinquish any and all ownership interests in 225,000 shares of the Company’s common stock issued in connection with the Assignment Agreement.  Effective August 23, 2010, the shares were returned to treasury for cancellation.

14.	Subsequent events

Participation Agreement

On April 14, 2011, the Company entered into an Assignment and Assumption Agreement (the “Assumption Agreement”) with American Petro-Hunter Inc., a Nevada corporation (“American Petro”), pursuant to which the Company acquired from American Petro for $30,000, all of its rights pursuant to a Participation Agreement (the “Participation Agreement”) with Archer Exploration, Inc. (“Archer”) to participate in the drilling for natural gas on a prospect located in Stanislaus County, California.  Pursuant to the Participation Agreement, American Petro paid to Archer $200,000 for all costs in connection with the acquisition and operation of the prospect until completion of an initial test well in exchange for a 25% working interest in the prospect.  The assignment of the 25% interest to the Company will only be made upon the successful completion of the initial test well.  The Company will also be responsible for 25% of all expenditures in connection with the development and operation of the prospect for drilling.  The Company may elect not to participate in additional expenditures in connection with the prospect at which time the Company will forfeit any interests we have in the prospect.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through April 15, 2011, the date the financial statements were issued.