Form 10-Q
period 2011-03-31
LED Power Group, Inc.
filed 2011-05-20
CIK 1373761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2011

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 20, 2011
Common stock, $.001 par value	26,150,331

LED POWER GROUP, INC.
FORM 10-Q

March 31, 2011

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth below under the heading “Risk Factors” and set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on April 15, 2011.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

LED Power Group, Inc.
(A Development Stage Company)
Condensed Balance Sheets
	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$65	$279
Prepaid expenses	6,000	-
Total current assets	6,065	279

Total assets	$6,065	$279

LIABILITIES and STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$51,323	$51,470
Advances	7,000	5,001
Notes payable	17,007	17,007
Convertible demand notes payable	-	200,301
Total current liabilities	75,330	273,779

Total liabilities	75,330	273,779

STOCKHOLDERS' DEFICIT

Capital stock
Common - 200,000,000 shares authorized at $0.001 par value
25,404,016 shares issued and outstanding at March 31, 2011 and December 31, 2010.	25,404	25,404
Shares to be issued, 746,315 at March 31, 2011	223,894	-
Additional paid in capital	8,518,636	8,518,636
Deficit accumulated during development stage	(8,837,199)	(8,817,540)

Total stockholders' deficit	(69,265)	(273,500)

Total liabilities and stockholders' deficit	$6,065	$279

The accompanying notes are an integral part of these financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
And for the Period from June 8, 2006 [Inception] to March 31, 2011

	Three months ended March 31		Period from June 8, 2006 [Inception] to March 31, 2011
	2011	2010

Revenues	$-	$-	$-

Operating expenses
General and administrative	757	1,671	21,928
Executive compensation	7,500	7,500	70,000
Professional fees	6,355	33,723	221,787
Investor relations and marketing	-	22,500	199,282
Loss from operations	14,612	65,394	512,997

Other income and expenses
Impairment of mineral rights	-	-	(15,000)
Impairment of license	-	-	(8,280,000)
Interest expense	(5,047)	(1,480)	(29,202)
	(5,047)	(1,480)	(8,324,202)

Net loss	$(19,659)	$(66,874)	$(8,837,199)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	25,404,016	25,629,016

The accompanying notes are an integral part of these financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Condensed Statements of Stockholders' Equity (Deficit)
For the period from June 8, 2006 [Inception] to March 31, 2011

				Additional Paid-In Capital	Accumulated Deficit during Development Stage	Total Stockholders' Equity (Deficit)
	Common Stock		Shares
	Number	Amount	to be issued

Balance, at inception	-	$-	$-	$-	$-	$-
Stock issued to founders for cash	750,001	750	-	14,250	-	15,000
Net loss from inception (June 8, 2006) to December 31, 2006					(15,855)	(15,855)
Balance, December 31, 2006	750,001	750	-	14,250	(15,855)	(855)
Retirement of founders' common stock	(250,000)	(250)		250	-	-
Net loss for year	-	-		-	(16,690)	(16,690)
Balance, December 31, 2007	500,001	500	-	14,500	(32,545)	(17,545)
Net loss for year	-	-		-	(70,296)	(70,296)
Balance, December 31, 2008	500,001	500	-	14,500	(102,841)	(87,841)
Stock issued for license	225,000	225		8,279,775	-	8,280,000
Stock issued for cash	1,000,000	1,000		9,000	-	10,000
Stock issued for debt conversion	23,904,015	23,904		215,136	-	239,040
Net loss for year	-	-		-	(8,541,509)	(8,541,509)
Balance, December 31, 2009	25,629,016	25,629	-	8,518,411	(8,644,350)	(100,310)
Stock returned to treasury	(225,000)	(225)		225	-	-
Net loss for year	-	-		-	(173,190)	(173,190)
Balance, December 31, 2010	25,404,016	$25,404	$-	$8,518,636	$(8,817,540)	$(273,500)
Shares to be issued for debt	-	-	223,894	-	-	223,894
Net loss for period	-	-	-	-	(19,659)	(19,659)
Balance, March 31, 2011	25,404,016	$25,404	$223,894	$8,518,636	$(8,837,199)	$(69,265)

*The common stock issued has been retroactively restated to reflect forward stock splits of 4 new shares for 1 old share, effective January 4, 2008, a 2.5 new shares for 1 old share, effective January 16, 2009 and a 1 new share for 100 old shares, effecti

The accompanying notes are an integral part of these financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
And for the Period from June 8, 2006 [Inception] to March 31, 2011

	Three months ended March 31		Period from June 8, 2006 [Inception] to March 31, 2011
	2011	2010

Operating activities
Net loss	$(19,659)	$(66,874)	$(8,837,199)
Adjustments to reconcile net loss to net cash
used in operating activities:
Items not affecting cash:
Impairment of license	-	-	8,280,000
Impairment of mineral rights	-	-	15,000
Changes in:
Accrued interest	5,047	1,480	18,053
Prepaid expenses	(6,000)	5,287	(6,000)
Accounts payable and accrued liabilities	(602)	(3,266)	50,868
Cash used in operating activities	(21,214)	(63,373)	(479,278)

Investing Activities
Acquisition of mineral rights	-	-	(15,000)
Cash flows used in investing activities	-	-	(15,000)

Financing activities
Proceeds from issue of common stock	-	-	25,000
Proceeds from demand notes	-	48,178	426,335
Proceeds from notes payable to related parties	-	-	17,007
Proceeds from advances	21,000	15,037	26,001
Cash flows provided by financing activities	21,000	63,215	494,343

Net (decrease) increase in cash	(214)	(158)	65

Cash, beginning of period	279	206	-

Cash, end of period	$65	$48	$65

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES

Common stock issued for license	$-	$-	$8,280,000
Common stock issued for convertible notes	$-	$-	$239,040
Common stock to be issued for convertible notes	$223,894	$-	$223,894

The accompanying notes are an integral part of these condensed financial statements.

LED Power Group, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2011

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

On April 14, 2011, the Company entered into an Assignment and Assumption Agreement (the “Assumption Agreement”) with American Petro-Hunter Inc., a Nevada corporation (“American Petro”), pursuant to which the Company acquired from American Petro for $30,000, all of its rights pursuant to a participation agreement with Archer Exploration, Inc. to participate in the drilling for natural gas on a prospect located in Stanislaus County, California.

The Company is listed on the Over-the-Counter Bulletin Board under the symbol LPWR.

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these condensed financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2011, the Company had not yet achieved profitable operations, had accumulated losses of $8,837,199 since its inception, had a working capital deficiency of $69,265 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

During the year ended December 31, 2007, the Company received $17,007 pursuant to promissory notes with two of its former directors.  The notes are unsecured, bear no interest and don’t have any specific terms of repayment.   At March 31, 2011 and December 31, 2010, these notes are included on the balance sheets.

4.	Demand notes payable

During the fiscal year ended December 31, 2009, and during the fiscal year ended December 31, 2010, the Company received $178,229 pursuant to 8 convertible promissory notes.  The notes are unsecured, bear interest at 10% per annum calculated annually, and are due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The notes and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.   At December 31, 2010, the Company has accrued $11,860 in interest pursuant to these notes.  During the quarter ended March 31, 2011, the Company accrued an additional $4,346 in interest pursuant to these notes.

On March 30, 2011, these notes, including accrued interest, were converted into shares of common stock of the Company, at $0.30 per share, as follows:

Date	Principal	Accrued interest	Shares issued for conversion
30-Dec-09	$22,557	$2,812	84,563
31-Dec-09	$10,994	1,367	41,204
1-Mar-10	$30,635	3,307	113,140
6-Mar-10	$17,817	1,898	65,718
4-May-10	$17,978	1,621	65,331
5-May-10	$30,312	2,732	110,147
23-Jun-10	$2,900	223	10,409
30-Sep-10	$45,036	2,245	157,605

	$178,229	$16,206	648,117

Accordingly, at March 31, 2011, the Company is obligated to issue 648,117 shares of common stock pursuant to the conversion of these notes.

During the fiscal year ended December 31, 2010, the Company received an additional $10,145 pursuant to 3 convertible promissory notes.  The notes are unsecured, bear interest at 10% per annum calculated annually, and are due on demand.   Default in payment shall, at the option of the holder, render the entire balance payable.  The notes and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.   At December 31, 2010, the Company has accrued $668 in interest pursuant to these notes.   During the quarter ended March 31, 2011, the Company accrued an additional $247 in interest pursuant to these notes.

On March 30, 2011, these notes, including accrued interest, were converted into shares of common stock of the Company, at $0.30 per share, as follows:

Date	Principal	Accrued interest	Shares issued for conversion
4-Nov-10	$3,500	$141	12,137
11-Nov-10	$645	25	2,234
31-Dec-10	$6,000	148	20,493

	$10,145	$314	34,864

Accordingly, at March 31, 2011, the Company is obligated to issue 34,864 shares of common stock pursuant to the conversion of these notes.

5.	Advances

At December 31, 2010, the Company owed $5,001 pursuant to cash advances.  During the quarter ended March 31, 2011, the Company received an additional $21,000 in cash advances.  These advances do not accrue interest and do not have specific terms of repayment.

On March 30, 2011, $19,000 of these advances were converted into shares of common stock of the Company, at $0.30 per share.  Accordingly, at March 31, 2011, the Company is obligated to issue 63,334 shares of common stock pursuant to the conversion of these advances.

6.	Capital stock

The Company’s authorized share capital consists of 200,000,000 shares of common stock with a par value of $0.001.

Effective August 23, 2010, 225,000 shares that had been issued to Trussnet in January 2009 in connection with a licensing agreement were returned to treasury for cancellation.

On March 30, 2011, the Company committed to issue 746,315 shares of common stock pursuant to various debt conversions as detailed in notes 4 and 5.

At March 31, 2011, the Company had 25,404,016 shares of common stock issued and outstanding (December 31, 2010 – 25,404,016).

At March 31, 2011 and December 31, 2010, the Company had no outstanding options or warrants.

7.	Related party transactions

a.
During the fiscal year ended December 31, 2007, the Company received $17,006 pursuant to promissory notes with two of its former directors.  The notes are unsecured, bear no interest and don’t have any specific terms of repayment, and are outstanding at March 31, 2011 and December 31, 2010;

b.
In December 2008, the Company entered into a contract for management services with a company controlled by the President and a director of the Company, requiring the payment of $2,500 per month plus applicable expenses for a period of one year, expiring on November 30, 2009.  This commitment continues on a month to month basis and can be terminated by either party with 30 days notice.  During each of the quarters ended March 31, 2011 and 2010, $30,000 was paid or accrued pursuant to this agreement.

8.	Commitments

On December 1, 2008, the Company entered into a contract for management consulting services with a company controlled by the President and a director of the Company requiring the payment of $2,500 per month expiring on November 30, 2009.  This commitment continues on a month to month basis.

9.	Subsequent events

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

Issuance of shares for conversion of notes and advances

Subsequent to March 31, 2011, the Company issued 746,315 shares of common stock pursuant to the conversion of $204,894 in convertibles notes, and of $19,000 in advances.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

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

On March 30, 2011, $223,894 in notes, accrued interest and cash advances were converted into shares of common stock, at $0.30 per share, and, accordingly, the Company issued 746,315 shares of common stock on April 1, 2011.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.  As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex.  Our significant accounting policies are discussed in Notes 3, 4, 5 and 6 to our financial statements for the fiscal year ended December 31, 2010 included in our Annual Report on Form 10-K.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on April 15, 2011.

The financial statements mentioned above have been prepared in conformity with U.S. GAAP.

Comparison of three-month periods ended March 31, 2011 and March 31, 2010

Operating and other expenses

During the three-month periods ended March 31, 2011 and 2010, we incurred total expenses of $19,659 and $66,874, respectively.  These expenses were related mainly to maintaining a public listing, such as legal and accounting fees, investor relations and marketing, as well as filing and registration fees and interest expense.

Liquidity and Capital Resources

As of March 31, 2011, we had cash of $65 and working capital deficiency of $69,265.  During the three-month period ended March 31, 2011, we funded our operations from the proceeds of advances.  We are currently seeking further financing, and we believe that will provide sufficient working capital to fund our operations for at least the next six months.  Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

We raised $21,000 during the three-month period ended March 31, 2011 from cash advances.

We anticipate that our cash requirements will be not be significant in the near term as we only recently resolved our dispute with Trussnet, which rendered us unable to exploit our licensed intellectual property.  We expect to continue to use cash to fund operations for at least the remainder of our fiscal year ended December 31, 2011 until we are able to implement our business and marketing plans with respect to exploring and exploiting any oil and gas interests.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the period covered by this report, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

We have had very limited operations, and there were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

At December 31, 2010, the Company owed $5,001 pursuant to cash advances.  During the quarter ended March 31, 2011, the Company received an additional $21,000 in cash advances.   On March 30, 2011, $19,000 of these advances were converted into shares of common stock of the Company, at $0.30 per share.  Subsequent to March 31, 2011, the Company issued 63,334 shares of common stock pursuant to the conversion of these advances. These shares were issued in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for issuances to “accredited” investors under state securities laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Not applicable.

Item 5. Other Information.

None

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

LED POWER GROUP, INC.

Dated: May 20, 2011	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: May 20, 2011	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)