Form 10-Q
period 2011-06-30
NYXIO TECHNOLOGIES Corp
filed 2011-08-15
CIK 1373761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-137160

NYXIO TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0501477
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

2156 NE Broadway Portland, Oregon 97232
(Address of principal executive offices) (Zip Code)

855-436-6996
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  .
☐Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 3, 2011
Common stock, $.001 par value	38,378,305

NYXIO TECHNOLOGIES CORP.
FORM 10-Q

June 30, 2011

INDEX
PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	2

Condensed Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010 (Audited)	2

Condensed Statements of Operations for the three and six-month periods ended June 30, 2011 and 2010 and for the period from June 8, 2006 (inception) to June 30, 2011 (Unaudited)	3

Condensed Statements of Stockholders’ Equity (Deficit) for the period from June 8, 2006 (inception) to June 30, 2011 (Unaudited)	4

Condensed Statements of Cash Flows for the six-month period ended June 30, 2011 and 2010 and for the period from June 8, 2006 (inception) to June 30, 2011 (Unaudited)	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	11

Item 3. Qualitative and Quantitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Removed and Reserved	24

Item 5. Other Information	24

Item 6. Exhibits	25

Signatures	26

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth below under the heading “Risk Factors” and set forth in our Current Report on Form 8-K filed on July 11, 2011.

As used in this Form 10-Q, “we,” “us,” and “our” refer to Nyxio Technologies Corp., which is also sometimes referred to as the “Company.”

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Nyxio Technologies Corporation
(Formerly LED Power Group, Inc.)
Condensed Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets
Cash	$60	$279
Prepaid expenses	742	-
Advance to Nyxio	85,500	-
Total current assets	86,302	279

Total assets	$86,302	$279

LIABILITIES and STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$89,685	$51,470
Advances	-	5,001
Notes payable	17,007	17,007
Convertible demand notes payable	111,030	200,301
Total current liabilities	217,722	273,779

Total liabilities	217,722	273,779

STOCKHOLDERS' DEFICIT

Capital stock
Common - 121,212,122 shares authorized at $0.001 par value 15,848,695 and 15,396,373 shares issued and outstanding at June 30, 2011 and December 31, 2010.	15,849	15,396
Additional paid in capital	8,752,086	8,528,644
Deficit accumulated during development stage	(8,899,354)	(8,817,540)

Total stockholders' deficit	(131,420)	(273,500)

Total liabilities and stockholders' deficit	$86,302	$279

The accompanying notes are an integral part of these condensed financial statements.

Nyxio Technologies Corporation
(Formerly LED Power Group, Inc.)
Condensed Statements of Operations
For the Three and Six Months Ended June 30, 2011 and 2010
And for the Period from June 8, 2006 [Inception] to June 30, 2011
(Unaudited)

	Three months ended June 30		Six months ended June 30		Period from June 8, 2006 [Inception] to
	2011	2010	2011	2010	June 30, 2011

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	270	1,265	1,027	2,936	22,198
Executive compensation	3,000	7,500	10,500	15,000	73,000
Professional fees	58,855	8,853	65,210	42,576	280,642
Investor relations and marketing	-	30,161	-	52,661	199,282
Loss from operations	62,125	47,779	76,737	113,173	575,122

Other income and expenses
Impairment of mineral rights	-	-	-	-	(15,000)
Impairment of license	-	-	-	-	(8,280,000)
Interest expense	(30)	(2,796)	(5,077)	(4,276)	(29,232)
	(30)	(2,796)	(5,077)	(4,276)	(8,324,232)

Net loss	$(62,155)	$(50,575)	$(81,814)	$(117,449)	$(8,899,354)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	15,843,724	15,532,737	15,536,221	15,532,737

The accompanying notes are an integral part of these condensed financial statements.

Nyxio Technologies Corporation
(Formerly LED Power Group, Inc.)
Condensed Statements of Stockholders' Equity (Deficit)
For the period from June 8, 2006 [Inception]  to June 30, 2011
(Unaudited)

				Accumulated	Total
			Additional	Deficit during	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Number	Amount	Capital	Stage	(Deficit)
Balance, at inception	-	$-	$-	$-	$-
Stock issued to founders for cash	454,546	455	14,545	-	15,000
Net loss from inception (June 8, 2006) to December 31, 2006	-	-	-	(15,855)	(15,855)
Balance, December 31, 2006	454,546	455	14,545	(15,855)	(855)
Retirement of founders' common stock	(151,515)	(152)	152	-	-
Net loss for year	-	-	-	(16,690)	(16,690)
Balance, December 31, 2007	303,031	303	14,697	(32,545)	(17,545)
Net loss for year	-	-	-	(70,296)	(70,296)
Balance, December 31, 2008	303,031	303	14,697	(102,841)	(87,841)
Stock issued for license	136,364	136	8,279,864	-	8,280,000
Stock issued for cash	606,061	606	9,394	-	10,000
Stock issued for debt conversion	14,487,282	14,487	224,553	-	239,040
Net loss for year	-	-	-	(8,541,509)	(8,541,509)
Balance, December 31, 2009	15,532,737	15,533	8,528,507	(8,644,350)	(100,310)
Stock returned to treasury	(136,364)	(136)	136	-	-
Net loss for year	-	-	-	(173,190)	(173,190)
Balance, December 31, 2010	15,396,373	15,396	8,528,644	(8,817,540)	(273,500)
Stock issued for debt conversion (note 6)	452,312	452	223,442	-	223,894
Stock issued for rounding	10	-	-	-	-
Net loss for period	-	-	-	(81,814)	(81,814)
Balance, June 30, 2011	15,848,695	$15,849	$8,752,086	$(8,899,354)	$(131,420)

*The common stock issued has been retroactively restated to reflect forward stock splits of 4 new shares for 1 old share, effective January 4, 2008 and a 2.5 new shares for 1 old share, effective January 16, 2009.  Common stock isued has also been retroactively restated to reflect reverse stock splits of 1 new share for 100 old shares, effective July 27, 2009, and of 1 new share for 1.65 old shares, effective June 14, 2011.

The accompanying notes are an integral part of these condensed financial statements.

Nyxio Technologies Corporation
(Formerly LED Power Group, Inc.)
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2010
And for the Period from June 8, 2006 [Inception] to June 30, 2011

	Six months ended		Period from June 8,
	June 30,		2006 [Inception] to
	2011	2010	June 30, 2011

Operating activities
Net loss	$(81,814)	$(117,449)	$(8,899,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Items not affecting cash:
Impairment of license	-	-	8,280,000
Impairment of mineral rights	-	-	15,000
Changes in:
Accrued interest	4,624	1,480	17,630
Prepaid expenses	(742)	5,287	(742)
Advance to Nyxio	(85,500)		(85,500)
Accounts payable and accrued liabilities	38,213	(6,691)	89,683
Cash used in operating activities	(125,219)	(117,373)	(583,283)

Investing Activities
Acquisition of mineral rights	-	-	(15,000)
Cash flows used in investing activities	-	-	(15,000)

Financing activities
Proceeds from issue of common stock	-	-	25,000
Proceeds from demand notes	125,000	102,163	556,336
Proceeds from notes payable to related parties	-	-	17,007
Proceeds from advances	-	15,037	-
Cash flows provided by financing activities	125,000	117,200	598,343

Net (decrease) increase in cash	(219)	(173)	60

Cash, beginning of period	279	206	-

Cash, end of period	$60	$33	$60

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES

Common stock issued for license	$-	$-	$8,280,000
Common stock issued for convertible notes	$223,894	$-	$462,934

The accompanying notes are an integral part of these condensed financial statements.

Nyxio Technologies Corporation
(Formerly LED Power Group, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2011

1.	Basis of presentation

The accompanying unaudited condensed financial statements of Nyxio Technologies Corporation (the “Company”) (formerly LED Power Group, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

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

On April 14, 2011, the Company entered into an Assignment and Assumption Agreement (the “Assumption Agreement”) with American Petro-Hunter Inc., a Nevada corporation (“American Petro”), pursuant to which the Company acquired from American Petro for $30,000, all of its rights pursuant to a participation agreement with Archer Exploration, Inc. to participate in the drilling for natural gas on a prospect located in Stanislaus County, California.  Upon completion of a preliminary assessment of the prospect, the Company opted to not participate in the drilling and the agreement was rescinded.

The Company had limited operations acquiring and exploring mineral interests as well as researching, developing, manufacturing and selling light-emitting diode products.  On May 26, 2011, the Company entered into binding letter of intent with Nyxio Technologies Inc., an Oregon corporation (“Nyxio-OR”) in connection with a proposed reverse acquisition transaction by and between the Company and Nyxio-OR to acquire all of the shares of outstanding capital stock of Nyxio-OR.   Nyxio-OR is an electronics company with certain intellectual property rights related to hardware and software, including VioSphere, an integrated flat screen television and full personal computer, LCD and LED televisions, games and other accessories.

In anticipation of completing the acquisition of Nyxio-OR, effective June 14, 2011, the Company amended its articles of incorporation and effected a name change from “LED Power Group, Inc.” to “Nyxio Technologies Corporation.”

On July 5, 2011, the Company completed the acquisition of Nyxio-OR for the issuance of a warrant to purchase up to a maximum of 37,500,000 shares of the Company’s common stock at $0.01 per share and the issuance of 22,500,000 shares of common stock.

The Company is listed on the Over-the-Counter Bulletin Board under the symbol NYXO.

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these condensed financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2011, the Company had not yet achieved profitable operations, had accumulated losses of $8,899,354 since its inception, had a working capital deficiency of $131,420 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

During the year ended December 31, 2007, the Company received $17,007 pursuant to promissory notes with two of its former directors.  The notes are unsecured, bear no interest and don’t have any specific terms of repayment.   At June 30, 2011 and December 31, 2010, these notes are included on the balance sheets.

4.	Demand notes payable

During the fiscal year ended December 31, 2009, and during the fiscal year ended December 31, 2010, the Company received $178,229 pursuant to 8 convertible promissory notes.  The notes are unsecured, bear interest at 10% per annum calculated annually, and are due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The notes and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.   At December 31, 2010, the Company has accrued $11,860 in interest pursuant to these notes.  During the three month period ended March 31, 2011, the Company accrued an additional $4,346 in interest pursuant to these notes.

On March 30, 2011, these notes, including accrued interest, were converted into shares of common stock of the Company, at $0.30 per share, as follows:

Date	Principal	Accrued interest	Shares issued for conversion	Shares issued for conversion (pre reverse- split)
30-Dec-09	$22,557	$2,812	51,250	84,563
31-Dec-09	$10,994	1,367	24,972	41,204
1-Mar-10	$30,635	3,307	68,570	113,140
6-Mar-10	$17,817	1,898	39,829	65,718
4-May-10	$17,978	1,621	39,595	65,331
5-May-10	$30,312	2,732	66,756	110,147
23-Jun-10	$2,900	223	6,308	10,409
30-Sep-10	$45,036	2,245	95,518	157,605

	$178,229	$16,206	392,798	648,117

Accordingly, on April 1, 2011, the Company issued 392,798 (648,117 pre reverse-split) shares of common stock pursuant to the conversion of these notes.

During the fiscal year ended December 31, 2010, the Company received an additional $10,145 pursuant to 3 convertible promissory notes.  The notes are unsecured, bear interest at 10% per annum calculated annually, and are due on demand.   Default in payment shall, at the option of the holder, render the entire balance payable.  The notes and accrued can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.   At December 31, 2010, the Company has accrued $668 in interest pursuant to these notes.   During the three month period ended March 31, 2011, the Company accrued an additional $247 in interest pursuant to these notes.

On March 30, 2011, these notes, including accrued interest, were converted into shares of common stock of the Company, at $0.30 per share, as follows:

Date	Principal	Accrued interest	Shares issued for conversion	Shares issued for conversion (pre reverse- split)
4-Nov-10	$3,500	$141	7,356	12,137
11-Nov-10	$645	$25	1,354	2,234
31-Dec-10	$6,000	$148	12,420	20,493

	$10,145	$314	21,130	34,864

Accordingly, on April 1, 2011, the Company issued 21,130 (34,864 pre reverse-split) shares of common stock pursuant to the conversion of these notes.

During the six month period ended June 30, 2011, the Company received $111,000 pursuant to a promissory note (which includes the conversion of $7,001 in advance into this note).   The note is unsecured, bear interest at 10% per annum calculated annually, and is due on demand.   Default in payment shall, at the option of the holder, render the entire balance payable.  At June 30, 2011, the Company has accrued $30 in interest pursuant to this note.

5.	Advances

At December 31, 2010, the Company owed $5,001 pursuant cash advances.  During the quarter ended March 31, 2011, the Company received an additional $21,000 in cash advances.  These advances do not accrue interest and do not have specific terms of repayment.

On March 30, 2011, $19,000 of these advances were converted into shares of common stock of the Company, at $0.30 per share.  Accordingly, on April 1, 2011, the Company issued 38,384 (63,334 pre reverse-split) shares of common stock pursuant to the conversion of these advances.

On June 30, 2011, the remaining $7,001 in advances were converted into a loan.  Refer to note 4 for details of this loan.

6.	Capital stock

Effective June 14, 2011, the Company effected a 1-for-1.65 reverse stock split together with a corresponding reduction from 200,000,000 to 121,212,122 in the number of authorized shares of the common stock, with a par value of $0.001.

Effective August 23, 2010, 136,364 (225,000 pre reverse-split) shares of common stock that had been issued to Trussnet in January 2009 in connection with a licensing agreement were returned to treasury for cancellation.

On April 1, 2011, the Company issued 452,312 (746,315 pre reverse-split) shares of common stock pursuant to the conversion of $19,000 in advances, $188,374 in demand notes payable and $16,520 in accrued interest.  Refer to notes 4 and 5.  The Company erroneously issued 29,588 (48,820 pre reverse-split) shares of common stock in excess of the 452,312 (746,315 pre reverse-split) shares of common stock in relation to the conversion of the debt.  These shares were returned to treasury for cancellation on August 5, 2011, and are not presented as outstanding at June 30, 2011.

On June 30, 2011, the Company had 15,848,695 shares of common stock issued and outstanding (December 31, 2010 – 15,396,373 or 25,404,016 pre reverse-split).

At June 30, 2011 and December 31, 2010, the Company had no outstanding options or warrants.

7.	Related party transactions

a.
During the fiscal year ended December 31, 2007, the Company received $17,006 pursuant to promissory notes with two of its former directors.  The notes are unsecured, bear no interest and don’t have any specific terms of repayment, and are outstanding at June 30, 2011 and December 31, 2010;

b.
In December 2008, the Company entered into a contract for management services with a company controlled by the President and a director of the Company, requiring the payment of $2,500 per month plus applicable expenses for a period of one year, expiring on November 30, 2009.  This commitment continues on a month to month basis and can be terminated by either party with 30 days notice.  Effective April 1, 2011, monthly fees were reduced to $1,000 per month.  During the three and six month periods ended June 30, 2011, $3,000 and $10,500, respectively, was paid or accrued pursuant to this agreement, compared to $7,500 and $15,000, respectively, during the three and six month periods ended June 30, 2010.

8.	Commitments

On December 1, 2008, the Company entered into a contract for management consulting services with a company controlled by the President and a director of the Company requiring the payment of $2,500 per month expiring on November 30, 2009.  This commitment continues on a month to month basis.  Effective April 1, 2011, monthly fees were reduced to $1,000 per month.

9.	Participation agreement

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

Upon completion of a preliminary assessment of the prospect, the Company opted to not participate in the drilling and the agreement was rescinded.

10.	Subsequent events

Acquisition of Nyxio Technologies, Inc.

Pursuant to a binding letter of intent dated May 26, 2011, the Company completed, on July 5, 2011, the acquisition of Nyxio Technologies Inc., an Oregon corporation (“Nyxio-OR”).  The transaction consist of reverse acquisition transaction by and between the Company and Nyxio-OR of all the shares of outstanding capital stock of Nyxio-OR, for the issuance of a warrant to purchase up to a maximum of 37,500,000 shares of the Company’s common stock at $0.01 per share and the issuance of 22,500,000 shares of common stock.

Nyxio-OR is an electronics company with certain intellectual property rights related to hardware and software, including VioSphere, an integrated flat screen television and full personal computer, LCD and LED televisions, games and other accessories.

Return of shares to treasury for cancellation

Pursuant to a debt conversion, the Company issued, on April 1, 2011, 452,312 (746,315 pre reverse-split) shares of common stock.   The Company erroneously issued 29,590 (48,820 pre reverse-split) shares of common stock in excess of the 452,312 (746,315 pre reverse-spit) shares of common stock in relation to this conversion of the debt.  These shares were returned to treasury for cancellation on August 5, 2011.

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

Background and Prior Operations

Nyxio Technologies Corporation (“we”, “us”, “our” or the “Company”) was organized under the laws of the State of Nevada on June 8, 2006 under the name “Drayton Harbor Resources, Inc.” We were originally engaged in the exploration of certain mineral interests located in British Columbia, Canada.  We relinquished our rights to our mineral interests and changed our focus towards the end of 2008 to the research, development, manufacturing and sales of light-emitting diode (LED) products.

In furtherance of our business objectives, on January 12, 2009, we entered into a definitive Agreement and Plan of Merger with LED Power Group, Inc. f.k.a. LED Power, Inc., a Nevada corporation (“LPI”) and Drayton Acquisition Sub, Inc., our wholly-owned subsidiary, whereby Drayton Acquisition Sub, Inc. merged with and into LPI, with LPI remaining as the surviving entity and becoming our wholly-owned subsidiary.  Under the terms of the Agreement and Plan of Merger, we issued 9,000,000 pre-split shares of our common stock to Trussnet Capital Partners (Cayman) Ltd. (“Trussnet”) for all of the issued and outstanding shares of LPI.  We were involved in a dispute with Trussnet an entered into a settlement agreement on August 16, 2010, whereby Trussnet agreed to surrender for cancellation and relinquish any and all ownership interests in 225,000 shares of our common stock.

On January 16, 2009, we effected a 2.5-for-1 forward stock split of all of our issued and outstanding shares of common stock.  Additionally, on February 2, 2009, we changed our name to “LED Power Group, Inc.”  Effective August 10, 2009, we effected a 1-for-100 reverse split of all our issued and outstanding shares of common stock to better position the company for growth for the rest of 2009 and to facilitate investment, and to ultimately enhance overall shareholder value, resulting in a decrease of the outstanding shares of common stock from 72,500,000 to 725,001 and a decrease of our authorized capital to 6,000,000.

On September 24, 2009, we issued an aggregate of 1,000,000 shares of our common stock for a purchase price of $10,000 to John J. Lennon, our former President, resulting in a change of control and Mr. Lennon owning 57.14% of our issued and outstanding shares.

Effective November 2, 2009, we amended our articles of incorporation to increase our authorized capital to 200,000,000 shares of common stock.

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

As such, on April 14, 2011, we entered into an Assignment and Assumption Agreement (the “Assumption Agreement”) with American Petro-Hunter Inc., a Nevada corporation (“American Petro”), pursuant to which we acquired from American Petro for $30,000, all of its rights pursuant to a Participation Agreement (the “Participation Agreement”) with Archer Exploration, Inc. (“Archer”) to participate in the drilling for natural gas on a prospect located in Stanislaus County, California.  Pursuant to the Participation Agreement, American Petro paid to Archer $200,000 for all costs in connection with the acquisition and operation of the prospect until completion of an initial test well in exchange for a 25% working interest in the prospect.  The assignment of the 25% interest to us will only be made upon the successful completion of the initial test well.  We will also be responsible for 25% of all expenditures in connection with the development and operation of the prospect for drilling.  We may elect not to participate in additional expenditures in connection with the prospect at which time we will forfeit any interests we have in the prospect.  American Petro conducted a seismic shoot on August 10, 2009. The results of the seismic indicate the need to reprocess the data and potentially add additional seismic lines to identify the test well locations.

Upon completion of a preliminary assessment of the prospect, the Company opted to not participate in the drilling and the agreement was rescinded.

Subsequent Event and Current Operations

On May 26, 2011, our board of directors decided it would be in the best interest of our shareholders to shift business focus from the LED and oil and gas businesses.  In furtherance of that, we entered into a binding letter of intent with Nyxio Technologies Inc., an Oregon corporation (“Nyxio-OR”) (the “LOI”), in connection with a proposed reverse acquisition transaction by and between the Company and Nyxio-OR whereby we were to acquire all of the shares of outstanding capital stock of Nyxio-OR in exchange for the issuance of a certain ownership interest in the Company to the shareholders of Nyxio-OR (the “Share Exchange”).

In connection with the anticipated closing of the Share Exchange, effective June 14, 2011, we effected a 1-for-1.65 reverse stock split together with a corresponding reduction (from 200,000,000 to 121,212,122) in the number of authorized shares of the our common stock.  In addition, also effective June 14, 2011, we amended our Articles of Incorporation to change our name from “LED Power Group, Inc.” to “Nyxio Technologies Corporation.”

On July 5, 2011 (the “Closing Date”), we closed the Share Exchange pursuant to a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company, Nyxio-OR and the selling shareholders of Nyxio-OR (“Share Exchange Transaction”).  As a result of the Share Exchange Transaction, (i) Mr. Giorgio Johnson received a warrant to purchase up to a maximum of 37,500,000 shares of our common stock at $0.01 per share (the “Warrant”) and (ii) the selling shareholders of Nyxio-OR received an aggregate of 22,500,000 shares of our common stock, in exchange for 100% of the issued and outstanding capital stock of Nyxio-OR, representing approximately 60% of our then issued 38,378,295 issued and outstanding shares of common stock.

 From and after the Closing Date, our operations consist of the business and operations of Nyxio-OR, and Nyxio-OR became our wholly-owned subsidiary.  Nyxio-OR is an electronics company with certain intellectual property rights related to hardware and software, including VioSphere, an integrated flat screen television and full personal computer, LCD and LED televisions, games and other accessories.

Though our wholly-owned subsidiary, Nyxio-OR, we now develop and provide innovative technology for the consumer electronics market at a reasonable cost with an integrated solutions platform.  We are determined to become a leading-edge driver and developer of technology across a wide range of vertical markets that include retail, education, and distribution.  We strive to reduce the overall environmental footprint of end users by consolidating key hardware into more efficient devices such as the VioSphere, our flagship product, which management believes is the world’s first TV with a built-in PC.  We are dedicated to bringing the very best innovation to market across a wide range of products that include Tablet PC’s, All in One PC’s, Smart TV’s, and groundbreaking concepts like the Venture Mobile Media Viewers.  Our development process is identifying technological deficiencies within the consumer electronics market and offering products that provide creative solutions.

To date, we have not generated any revenue from our business operations.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on April 15, 2011.

Comparison of the three-month periods ended June 30, 2011 and June 30, 2010

During the three-month periods ended June 30, 2011 and 2010, we incurred total expenses of $62,155 and $50,575, respectively.  These expenses were related mainly to maintaining a public listing, such as legal and accounting fees, investor relations and marketing, as well as filing and registration fees and interest expense.

Comparison of the six-month periods ended June 30, 2011 and June 30, 2010

During the six-month periods ended June 30, 2011 and 2010, we incurred total expenses of $81,814 and $117,449, respectively.  These expenses were related mainly to maintaining a public listing, such as legal and accounting fees, investor relations and marketing, as well as filing and registration fees and interest expense.

Liquidity and Capital Resources

As of June 30, 2011, we had cash of $60 and working capital deficiency of $131,420.  During the six-month period ended June 30, 2011, we funded our operations from $125,000 in proceeds from notes payable.  On June 30, 2011, we entered into a promissory note with Coach Capital LLC in the amount of $111,000 (the “Coach Note”).   The Coach Note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand.   Default in payment shall, at the option of the holder, render the entire balance payable.  The holder of the Coach Note may elect to convert all or part of the indebtedness owing under the Coach Note into our securities at such rate as that being offered to investors at the time of conversion.

We are currently seeking further financing, and we believe that will provide sufficient working capital to fund our operations for at least the next six months.  Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the six-month period ended June 30, 2011, we had net cash provided by financing activities of $125,000 and used $125,219 in operating activities.

Our current cash requirements are significant due to planned development and marketing of our current products, and we anticipate generating losses.  In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of our planned marketing, development and production efforts.  Our management believes that we should be able to raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term obligations.  However, changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.  We anticipate continued and additional marketing, development and production expenses.  Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund marketing, development and production of our products.

Such working capital will most likely be obtained through equity or debt financings until such time as we reach the production stage.  There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.  Any failure to secure additional financing may force us to modify our business plan.  In addition, we cannot be assured of profitability in the future.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2011 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of June 30, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)
We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

iii)
We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting.  Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Our present management feels the weaknesses identified above have not had any material affect on our financial results. We will endeavor to correct the above noted weaknesses in internal controls once we have adequate funds to do so. With the addition of other staff, the segregation of duties issue will be addressed and will no longer be a concern to management. Having a written policy manual outlining the duties of each of our officers and employees will facilitate better internal control procedures.

Our present management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully consider the risks described below before making an investment decision with regard to our securities. The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Company and Our Industry

We are a development stage company with a limited operating history on which to evaluate our business or base an investment decision.

Our business prospects are difficult to predict because of our limited operating history, early stage of development, unproven business strategy and unproven product. We are a development stage company that has yet to generate any revenue. As a development stage company, we face numerous risks and uncertainties in the competitive markets.  In particular, we have not proven that we can: develop our product offering in a manner that enables us to be profitable and meet our customers’ requirements; develop and maintain relationships with key customers and strategic partners that will be necessary to optimize the market value of our products; raise sufficient capital in the public and/or private markets; or respond effectively to competitive pressures. If we are unable to accomplish these goals, our business is unlikely to succeed and you should consider our prospects in light of these risks, challenges and uncertainties.

We have no revenues and have incurred losses.

Since inception through June 30, 2011, we have not generated any revenues. We anticipate that our existing cash and cash equivalents will not be sufficient to fund our longer term business needs and we will need to generate revenue or receive additional investment in the Company to continue operations.

Our auditors have expressed uncertainty as to our ability to continue as a going concern.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern as of our fiscal year ended December 31, 2010.

If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations. To date, our operations have been funded entirely from the proceeds from equity and debt financings.  We expect to require substantial additional capital in the near future to develop and market new products, services and technologies.  We currently do not have commitments for financing to meet our expected needs and we may not be able to obtain additional financing on terms acceptable to us, or at all.  Even if we obtain financing for our near term operations and product development, we expect that we will require additional capital beyond the near term.  If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

If our products do not gain market acceptance, we may not be able to fund future operations.

A number of factors may affect the market acceptance of our products, including, among others, the perception by consumers of the effectiveness of our products, our ability to fund our sales and marketing efforts, and the effectiveness of our sales and marketing efforts. If our products do not gain acceptance by consumers, we may not be able to fund future operations, including the development of new products, and/or our sales and marketing efforts for our current products, which inability would have a material adverse effect on our business, financial condition and operating results.

Any failure to adequately establish a distributor sales force will impede our growth.

We expect to be substantially dependent on a distributor sales force to attract new consumers of our products. We are currently in the process of establishing our distributor network and believe that there may be significant competition for qualified, productive distributors who have the skills and technical knowledge necessary to promote and sell our products. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in establishing our distributor network. If we are unable to develop an efficient distributor network, it will make our growth more difficult and our business could suffer.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

We may not accurately estimate demand for our products. Our ability to estimate the overall demand for our products is imprecise and may be less precise in certain markets. If we materially underestimate demand for our products or are unable to secure sufficient materials to produce and package our products, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain electronic components, parts or raw materials have been and could, from time to time in the future, be experienced. Such shortages could interfere with and/or delay production of our products and could have a material adverse effect on our business and financial results.

Changes in consumer preferences may reduce demand for our products.

Our future success will depend upon our ability to develop and introduce different and innovative consumer electronics. In order to develop our market share, the impact of our products must address a consumer need and then meet that need in the areas of quality and derived benefits. There can be no assurance of our ability to meet that need and there is no assurance that consumers will purchase our products. Additionally, our products are considered premium products and to maintain market share during recessionary periods we may have to reduce profit margins which would adversely affect our results of operations. Product lifecycles for some consumer electronic products may be limited to a few years before consumers’ preferences change. There can be no assurance that our products will become or remain profitable for us. The consumer electronics industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us if we misjudge such preferences. We may be unable to achieve volume growth through product initiatives. We also may be unable to penetrate new markets. If we are unable to address any or all of these issues, it may affect our ability to produce revenues and our business, financial condition and results of operations will be adversely affected.

If we are unable to develop and establish brand image or product quality, or if we encounter product recalls, our business may suffer.

Our success depends on our ability to develop and establish brand image for our products. We have no assurance that our advertising, marketing and promotional programs will have the desired impact on our products’ brand image or consumer preferences. Product quality issues, real or imagined, or allegations of product defects, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. We may be required from time to time to recall products entirely. Product recalls could adversely affect our profitability and our brand image. We do not maintain recall insurance. While we do not expect to have any credible product liability litigation, there is no assurance that we will not experience such litigation in the future. In the event we do experience product liability claims or a product recall, our financial condition and business operations could be materially adversely affected.

We may acquire or make investments in companies or technologies that could cause loss of value to our stockholders and disruption of our business.

Subject to our capital constraints, we intend to continue to explore opportunities to acquire companies or technologies in the future. Entering into an acquisition entails many risks, any of which could adversely affect our business, including:

●	Failure to integrate the acquired assets and/or companies with our current business;
●	The price we pay may exceed the value we eventually realize;
●	Loss of share value to our existing stockholders as a result of issuing equity securities as part or all of the purchase price;
●	Potential loss of key employees from either our current business or the acquired business;
●	Entering into markets in which we have little or no prior experience;
●	Diversion of management’s attention from other business concerns;
●	Assumption of unanticipated liabilities related to the acquired assets; and
●	The business or technologies we acquire or in which we invest may have limited operating histories, may require substantial working capital, and may be subject to many of the same risks we are.

If we do not respond effectively and on a timely basis to rapid technological change, our business could suffer.

Our industry is characterized by rapidly changing technologies, industry standards, customer needs and competition, as well as by frequent new product and service introductions. We must respond to technological changes affecting both our customers and suppliers. We may not be successful in developing and marketing, on a timely and cost-effective basis, new services that respond to technological changes, evolving industry standards or changing customer requirements. Our success will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner:

●	Effectively using and integrating new technologies;
●	Continuing to develop our technical expertise;
●	Enhancing our engineering and system design services;
●	Developing services that meet changing customer needs;
●	Advertising and marketing our services; and
●	Influencing and responding to emerging industry standards and other changes.

An interruption in the supply of products and services that we obtain from third parties could cause a decline in sales of our products.

In designing, developing and supporting our products, we rely on many third party providers. These suppliers may experience difficulty in supplying us products or services sufficient to meet our needs or they may terminate or fail to renew contracts for supplying us these products or services on terms we find acceptable. If our liquidity deteriorates, our vendors may tighten our credit, making it more difficult for us to obtain suppliers on terms satisfactory to us. Any significant interruption in the supply of any of these products or services could cause a decline in sales of our services, unless and until we are able to replace the functionality provided by these products and services. We also depend on third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes.

Growth of internal operations and business may strain our financial resources.

We intend to significantly expand the scope of our operating and financial systems in order to build and expand our business. Our growth rate may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:

•	The need for continued development of our financial and information management systems;
•	The need to manage strategic relationships and agreements with manufacturers, suppliers and distributors; and
•	Difficulties in hiring and retaining skilled management, technical and other personnel necessary to support and manage our business.

We cannot give you any assurance that we will adequately address these risks and, if we do not, our ability to successfully expand our business could be adversely affected.

Current global economic conditions may adversely affect our industry, business and result of operations.

The recent disruptions in the current global credit and financial markets has included diminished liquidity and credit availability, a decline in consumer confidence, a decline in economic growth, an increased unemployment rate, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current adverse global economic conditions and tightening of credit in financial markets may lead consumers to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, manufacturers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions. If the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

Significant changes in government regulation may hinder sales.

The production, distribution, sale and marketing of our products are subject to the rules and regulations of various federal, state and local agencies, various environmental statutes, and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, and advertising of or pertaining to our products. New statutes and regulations may also be instituted in the future. Compliance with applicable federal and state regulations is crucial to our success. Although we believe that we are in compliance with applicable regulations, should the federal government or any state in which we operate amend its guidelines or impose more stringent interpretations of current laws or regulations, we may not be able to comply with these new guidelines. Such regulations could require the reformulation of certain products to meet new standards, market withdrawal or discontinuation of certain products we are unable to reformulate, imposition of additional record keeping requirements and expanded documentation regarding the properties of certain products. Failure to comply with applicable requirements could result in sanctions being imposed on us or the manufacturers of any of our products, including but not limited to fines, injunctions, product recalls, seizures and criminal prosecution. Further, if a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be required to have the packaging of our products changed which may adversely affecting our financial condition and operations. We are also unable to predict whether or to what extent a warning under any of applicable statute would have an impact on costs or sales of our products.

If we are not able to adequately protect our intellectual property, we may not be able to compete effectively.

Our ability to compete depends in part upon the strength of our proprietary rights in our technologies, brands and content. We expect to rely on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and license agreements to establish and protect our intellectual property and proprietary rights. The efforts we have taken and expect to take to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our intellectual property and proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our services are made available. There may be instances where we are not able to fully protect or utilize our intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our intellectual property and proprietary rights from unauthorized use, the value of our products may be reduced, which could negatively impact our business. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets and produce or sell the same or similar products. In addition, protecting our intellectual property and other proprietary rights is expensive and diverts critical managerial resources. If we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be adversely affected.

If we are forced to resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. In addition, our proprietary rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings. In addition, the possibility of extensive delays in the patent issuance process could effectively reduce the term during which a marketed product is protected by patents.

We may also need to obtain licenses to patents or other proprietary rights from third parties. We may not be able to obtain the licenses required under any patents or proprietary rights or they may not be available on acceptable terms. If we do not obtain required licenses, we may encounter delays in product development or find that the development, manufacture or sale of products requiring licenses could be foreclosed. We may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. We may not be able to acquire exclusive rights to the inventions or technical information derived from these collaborations, and disputes may arise over rights in derivative or related research programs conducted by us or our collaborators.

Assertions against us by third parties for infringement of their intellectual property rights could result in significant costs and cause our operating results to suffer.

The consumer electronics industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which results in protracted and expensive litigation for many companies. Other companies with greater financial and other resources than us have gone out of business from costs related to patent litigation and from losing a patent litigation. We may be exposed to future litigation by third parties based on claims that our technologies or activities infringe the intellectual property rights of others. Although we try to avoid infringement, there is the risk that we will use a patented technology owned or licensed by another person or entity and be sued for patent infringement or infringement of another party’s intellectual property or proprietary rights.  If we or our products are found to infringe the intellectual property or proprietary rights of others, we may have to pay significant damages or be prevented from making, using, selling, offering for sale or importing such products or services or from practicing methods that employ such intellectual property or proprietary rights.

Further, we may receive notices of infringement of third-party intellectual property rights. Specifically, we may receive claims from various industry participants alleging infringement of their patents, trade secrets or other intellectual property rights in the future. Any lawsuit resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling products or using technology or manufacturing processes that contain the allegedly infringing intellectual property;

•	pay damages to the party claiming infringement;

•	attempt to obtain a license for the relevant intellectual property, which may not be available on commercially reasonable terms or at all; and

•	attempt to redesign those products that contain the allegedly infringing intellectual property with non-infringing intellectual property, which may not be possible.

The outcome of a dispute may result in our need to develop non-infringing technology or enter into royalty or licensing agreements. We may agree to indemnify certain customers for certain claims of infringement arising out of the sale of our products. Any intellectual property litigation could have a material adverse effect on our business, operating results or financial condition.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information.

Our success depends upon the skills, knowledge and experience of our technical personnel, our consultants and advisors as well as our licensors and contractors. Because we operate in a highly competitive field, we rely almost wholly on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property. However, these agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Our products are complex and may require modifications to resolve undetected errors or failures in order for them to function at the desired specifications, which could lead to higher costs, a loss of customers or a delay in market acceptance of our products.

Our products are highly complex and may contain undetected errors or failures when first introduced or as new versions are released. If our products are delivered with errors or defects, we could incur additional development, repair or replacement costs, and our credibility and the market acceptance of our products could be harmed. Defects could also lead to liability for defective products and lawsuits against us or our customers. We may agree to indemnify some of our customers under some circumstances against liability from defects in our products. A successful product liability claim could require us to make significant damage payments.

We do not have long-term purchase commitments from our customers, which may result in significant uncertainty and volatility with respect to our revenues and could materially and adversely affect our results of operations and financial condition.

We do not have long-term purchase commitments from our customers; our sales, if any, will be made on the basis of individual purchase orders. Our customers may also cancel or defer purchase orders. Our customers’ purchase orders may vary significantly from period to period, and it is difficult to forecast future order quantities. In addition, changes in our customers’ business may adversely affect the quantity of purchase orders that we receive. We cannot assure you that any of our customers will continue to place orders with us in the future at the same level as in prior periods. We also cannot assure you that the volume of our customers’ orders will be consistent with our expectations when we plan our expenditures. Our results of operations and financial condition may thus be materially and adversely affected.

The average selling prices of our products could decrease rapidly, which may negatively impact our revenues and operating results.

The price of consumer electronic products typically declines over its product life cycle, reflecting product obsolescence, decreased demand as customers shift to more advanced products, decreased unit costs due to advanced designs or improve manufacturing yields, and increased competition as more suppliers are able to offer similar products. We may experience substantial period-to-period fluctuations in future operating results if our average selling prices decline. We may reduce the average unit price of our products in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect these factors will create downward pressure on our average selling prices and operating results. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our costs. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes and corresponding production costs reductions, or if we fail to develop and introduce new products and enhancements on a timely basis, our revenues and operating results will suffer.

We may be adversely affected by the cyclicality of consumer electronics industry.

The consumer electronics industry is highly cyclical and is characterized by constant and rapid technological change, product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The consumer electronics industry has, from time to time, experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both consumer electronics companies’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturn may reduce our revenues and result in our having excess inventory. Furthermore, any upturn in the consumer electronics industry could result in increased competition for access to limited third-party suppliers and testing capacity. Failure to gain access to suppliers and testing capacity could impair our ability to secure the supply of products that we need, which could significantly delay our ability to ship our products, cause a loss of revenues and damage our customer relationships.

Our business could be materially and adversely affected if we fail to anticipate changes in evolving industry standards, fail to achieve and maintain technological leadership in our industry or fail to develop and introduce new and enhanced products.

Our products are generally based on industry standards, which are continually evolving. The emergence of new industry standards could render our products or those of our customers unmarketable or obsolete and may require us to incur substantial unanticipated costs to comply with any such new standards. Moreover, we will be required to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products in a timely fashion. If we do not anticipate these changes in technologies and rapidly develop and introduce new and innovative technologies, we may not be able to provide our products on competitive terms, and some of our customers may buy products from our competitors instead of from us. Our continued ability to adapt to such changes and anticipate future standards will be a significant factor in maintaining or improving our competitive position and our growth prospects. We cannot assure you that we will be able to anticipate evolving industry standards, successfully complete the design of our new products, have these products manufactured at acceptable manufacturing yields, or obtain significant purchase orders for these products to meet new standards or technologies. If we fail to anticipate changes in technology and to introduce new products that achieve market acceptance, our business and results of operations could be materially and adversely affected.

We face intense competition and expect competition to increase in the future, which could prohibit us from developing a customer base and generating revenue.

There are many companies who will compete directly with our planned products and services.  These companies may already have an established market in our industry.  Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours.  Additionally, there are no significant barriers to entry in our industry and new companies may be created that will compete with us and other, more established companies who do not now directly compete with us, may choose to enter our markets and compete with us in the future.

Adverse changes in general economic or political conditions in any of the countries in which we do business or intend to launch our products could adversely affect our operating results.

If we grow our business to customers located in the United States as well as customers located outside of the United States as we intend, we expect to become subject to the risks arising from adverse changes in both domestic and global economic and political conditions. For example, the direction and relative strength of the United States and international economies remains uncertain due to softness in the housing markets, difficulties in the financial services sector and credit markets and continuing geopolitical uncertainties. If economic growth in the United States and other countries continue to slow, the demand for our customer’s products could decline, which would then decrease demand for our products. Furthermore, if economic conditions in the countries into which our customers sell their products continue to deteriorate, some of our customers may decide to postpone or delay certain development programs, which would then delay their need to purchase our products. This could result in a reduction in sales of our service or in a reduction in the growth of our service revenues. Any of these events would likely harm investors view of our business, our results of operations and financial condition.

If we are unable to attract, train and retain technical and financial personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain technical and financial personnel. Recruiting and retaining capable personnel, particularly those with expertise in our chosen industries, are vital to our success. There is substantial competition for qualified technical and financial personnel, and there can be no assurance that we will be able to attract or retain our technical and financial personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

Corporate insiders or their affiliates may be able to exercise significant control over matters requiring a vote of our stockholders and their interests may differ from the interests of our other stockholders.

Upon the Closing of the Exchange Transaction, our directors and officers collectively own approximately 60% of our issued and outstanding common stock.  In addition, one stockholder owns approximately 60% of our issued and outstanding common stock.  As a result, these officers and directors and stockholder are able to exercise significant control over matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Certain transactions are effectively not possible without the approval of these officers and directors and stockholder by virtue of their control over a majority of our outstanding shares, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock.

Our business depends substantially on the continuing efforts of our executive officers and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers. We do not maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with, existing and future requirements could adversely affect our business.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under SEC rules, we are required to include management’s report on internal controls as part of our annual report for the fiscal year ending December 31, 2011, pursuant to Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

Risks Related to an Investment in Our Securities

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

Pursuant to our Articles of Incorporation, we have, as of the date of this Report, 121,212,122 shares of common stock authorized.  As of August 3, 2011, we have 38,378,305 shares of common stock issued and outstanding.  As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which, if issued, could cause substantial dilution to our existing shareholders.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Although our common stock is quoted on the OTCQB under the symbol “NYXO” there is a limited public market for our common stock.  No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all.  Many brokerage firms may not be willing to effect transactions in the securities.  Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance.  These market fluctuations, as well as general economic, political and market conditions, such as recessions, lack of available credit, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2011, we entered into a promissory note with Coach Capital LLC in the amount of $111,000 (the “Coach Note”). The Coach Note is unsecured, bears interest at 10% per annum calculated annually, and is due on demand. Default in payment shall, at the option of the holder, render the entire balance payable. The holder of the Coach Note may elect to convert all or part of the indebtedness owing under the Coach Note into our securities at such rate as that being offered to investors at the time of conversion. We believe that this transaction is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Share Exchange Agreement dated July 5, 2011 (Incorporated by reference to our Current Report on Form 8-K filed on July 11, 2011).

3.1	Articles of Incorporation, including all amendments to date.*

3.2	By-laws (Incorporated herein by reference to our Quarterly Report on Form 10-Q filed on May 14, 2009).

10.1	Form of Common Stock Purchase Warrant (Incorporated by reference to our Current Report on Form 8-K filed on July 11, 2011).

10.2	Letter of Intent by and between LED Power Group, Inc. and Nyxio Technologies Corporation, dated May 26, 2011. (Incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

* Filed Herewith
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYXIO TECHNOLOGIES CORPORATION

Dated: August 15, 2011	/s/ Mirjam Metcalf
By: Mirjam Metcalf
Its: Chief Financial Officer, Treasurer, and Secretary
(Principal Financial Officer & Principal Accounting Officer)