Form 10-Q
period 2011-09-30
NYXIO TECHNOLOGIES Corp
filed 2012-01-11
CIK 1373761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

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
☒  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
☒Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 3, 2012
Common stock, $.001 par value	37,500,000

NYXIO TECHNOLOGIES CORP.
FORM 10-Q

September 30, 2011

INDEX
PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	2

Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010 (Audited)	2

Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2011 and for the period from July 8, 2010 (inception) to September 30, 2011 (Unaudited)	3

Statement of Stockholders’ Equity for the period from July 8, 2010 (inception) to September 30, 2011 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2011 and for the period from July 8, 2010 (inception) to September 30, 2011 (Unaudited)	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	14

Item 3. Qualitative and Quantitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Removed and Reserved	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	20

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth  under the heading “Risk Factors” in our Quarterly Report on Form 10-Q filed on August 15, 2011.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Nyxio Technologies Corporation
(a Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
		(audited)
Assets
Current assets:
Cash	$77,689	$2,626
Accounts receivable	7,450	2,002
Inventory	40,542	9,893
Prepaid expenses	56,525	-
Due from related party	23,680	20,538
Total current assets	205,886	35,059
Fixed assets:
net of accumulated depreciation of $5,131 and $1,980, respectively	32,842	14,303

Other assets:
Deposits	4,175	2,965
Total other assets	4,175	2,965
Total assets	$242,903	$52,327

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$111,696	$802
Accrued interest	26,301	7,145
Notes payable - related party	27,518	-
Notes payable	278,618	148,118
Total current liabilities	444,133	156,065

Total liabilities	444,133	156,065

Stockholders’ equity
Common stock; $0.001 par value; 121,212,122 shares authorized; 38,755,000 and 100 shares authorized and issued at September 30, 2011 and December 31, 2010, respectively	38,755	-
Additional paid-in capital	4,424,955	100
(Deficit) accumulated during the development stage	(4,664,940)	(103,838)
Total shareholders’ equity	(201,230)	(103,738)
Total liabilities and shareholders’ equity	$242,903	$52,327
The accompanying notes are an integral part of these financial statements.

Nyxio Technologies Corporation
(a Development Stage Company)
Condensed Consolidated Statements of Operations

			July 8, 2010
	For the Three and Nine Months Ended		(Inception) to
	September 30,		September 30,
	2011		2011

Revenue	$3,248	$6,586	$16,691
Cost of goods sold	2,167	4,350	11,068

Gross profit	1,081	2,236	5,623

Operating expenses
Consulting services	4,040,885	4,059,115	4,064,679
Depreciation	1,380	3,151	5,091
General and administrative	35,767	56,007	72,863
Professional fees	63,717	139,400	140,051
Promotional and marketing	40,039	51,184	56,889
Rent expense	24,195	42,016	53,105
Salaries and wages	55,159	76,018	116,097
Travel and entertainment	84,269	117,343	135,499
Total operating expenses	4,345,411	4,544,234	4,644,274

Net loss from operations	(4,344,330)	(4,541,998)	(4,638,651)

Other income (expense)
Interest expense	(8,394)	(19,105)	(26,289)
Total other income (expense)	(8,394)	(19,105)	(26,289)

Net loss	$(4,352,724)	$(4,561,103)	$(4,664,940)

Basic and fully diluted loss per common share	$(0.18)	$(0.17)
Basic and fully diluted - weighted average common shares outstanding	24,752,431	27,260,431

The accompanying notes are an integral part of these financial statements.

Nyxio Technologies Corporation
(a Development Stage Company)
Statement of Stockholders’ Equity

				(Deficit)
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance July 8, 2010 (inception)	-	$-	$-	$-	$-

July 8, 2010 - Founders’ shares issued	100	-	100	-	100

Net (loss)	-	-	-	(103,837)	(103,837)
Balance, December 31, 2010	100	-	100	(103,837)	(103,737)

Shares issued for cash pursuant to Securities Purchase Agreement	1,255,000	1,255	626,245	-	627,500

Shares issued pursuant to merger agreement	22,500,000	22,500	(22,500)	-	-

Equity adjustment – Reverse acquisition	15,000,000	15,000	(146,390)	-	(131,390)

Warrants issued per Merger Agreement - Related party	-	-	3,967,500	-	3,967,500

Net (loss)	-	-	-	(4,561,103)	(4,561,103)

Balance, September 30, 2011	38,755,100	$38,755	$4,424,955	$(4,664,940)	$(201,229)

The accompanying notes are an integral part of these financial statements.

Nyxio Technologies Corporation
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows

	Nine-Months	July 8, 2010
	Ended	(Inception) to
	September 30,	September 30,
	2011	2011
Cash flows from operating activities:
Net (loss)	$(4,561,103)	$(4,664,940)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,151	5,131
Non-cash services provided by related party	10,375	38,875
Warrants issued for services per merger agreement	3,967,500	3,967,500
Decrease (increase) in assets:
Accounts receivable	(5,448)	(7,450)
Inventory	(30,649)	(32,656)
Prepaid expenses	(55,783)	(55,783)
Other assets	(1,210)	(1,210)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	109,652	109,945
Accrued interest	16,228	23,373
Net cash (used) by operating activities	(547,286)	(617,215)
Cash flows from investing activities:
Payment (issuance) of note receivable - related party	(13,517)	(8,117)
Purchase of property and equipment	(21,690)	(25,110)
Net cash (used) in investing activities	(35,207)	(33,227)
Cash flows from financing activities:
Cash contributed by related party - See note 5	-	5,984
Cash acquired through merger	45	45
Proceeds from notes receivable	30,011	94,502
Proceeds from sale of common stock	627,500	627,600
Net cash provided by financing activities	657,556	728,131

Net increase (decrease) in cash	75,063	77,689
Cash, beginning of period	2,626	-
Cash, end of period	$77,689	$77,689

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Supplemental non-cash disclosures:
Warrants issued for services	$3,967,500	$3,967,500

The accompanying notes are an integral part of these financial statements.

Nyxio Technologies Corporation
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Nyxio Technologies Corporation (“the Company”) was incorporated under the name of Drayton Harbor Resources, Inc., in the State of Nevada on June 8, 2006. On January 22, 2009, the Company changes its name to LED Power Group, Inc. (“LED”) as a result of its Agreement and Plan of Merger with LED Power Group, Inc. a Nevada corporation (“LPI”). On June 14, 2011, the Company changed its name to Nyxio Technologies Corporation (“NTC”) in anticipation of the acquisition of Nyxio Technologies, Inc. (“NTI”). On July 5, 2011, NTI merged with NTC whereby NTC represents the legal acquirer and NTI the accounting acquirer. Pursuant to Accounting Stands Codification Topic 840, the transaction was treated as a reverse acquisition. As such, in the presentation of the consolidated financial statements, the historical activity of NTI has come forward with an adjustment to equity to carryforward the historical equity of NTC. Pursuant to the merger agreement, NTC issued 22,500,000 shares of its common stock in exchange for 100% of the outstanding shares of NTI which were 100.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2011, and the results of its operations and cash flows for the nine-months ended September 30, 2011 and the period from July 8, 2010 (inception) to September 30, 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Commission on April 15, 2011.

The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

The accompanying consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Significant Accounting Policies

Cash and cash equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three-months or less to be cash equivalents.  At September 30, 2011 and December 31, 2010, the Company had no cash equivalents.

Accounts receivable - Accounts receivable is reported at the customers’ outstanding balances less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.  As of September 30, 2011 and December 31, 2010, there is no allowance for doubtful accounts.

Inventory - Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of September 30, 2011 and December 31, 2010, inventory was $40,542 and $9,893, respectively.

Nyxio Technologies Corporation
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements

Significant Accounting Policies, continued

Property and equipment - Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.

Depreciation is computed using straight-line and accelerated methods for financial reporting and income tax reporting purposes based upon the following estimated useful lives:

Software development	2- 3 years
Equipment	5 years
Computer hardware	5 years
Office furniture	7 years

Revenue recognition - Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectability is probable. Sales are recorded net of sales discounts.

The Company’s revenues, which do not require any significant production, modification or customization for the Company’s targeted customers and do not have multiple elements, are recognized when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the Company’s fee is fixed and determinable; and (iv) collectability is probable.

Substantially all of the Company’s revenues are derived from the sales of Smart TV and Tablet PC technology and products.  The Company’s clients are charged for these products on a per transaction basis. Pricing varies depending on the product sold.  Revenue is recognized in the period in which the products are sold.

Loss per share - The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. At September 30, 2011 and December 31, 2010 the Company had no potential common shares that have been excluded from the computation of diluted net loss per share.

Income taxes - The Company accounts for its income taxes under the provisions of ASC Topic 740, ”Income Taxes”. The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Long-lived assets - The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value.  For the nine-months ended September 30, 2011, and the year ended December 31, 2010, the Company determined that none of its long-term assets were impaired.

Nyxio Technologies Corporation
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements

Significant Accounting Policies, continued

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Foreign currency translation - Monetary items denominated in a foreign currency are translated into US dollars, the reporting currency, at exchange rates prevailing at the balance sheet date and non-monetary items are translated at exchange rates prevailing when the assets were acquired or obligations incurred.  Foreign currency denominated revenue and expense items are translated at exchange rates prevailing at the transaction date.  Gains or losses arising from the translations are included in operations.

Advertising - The Company expenses advertising costs as incurred.  The Company’s advertising expenses were deemed immaterial for the nine-months ended September 30, 2011 and for the period ended December 31, 2010.

Research and development - Research and development costs are expensed as incurred. During the nine-months ended September 30, 2011 and for the period ended December 31, 2010, research and development costs were deemed immaterial.

Recent Accounting Pronouncements

The Company’s management has evaluated all recent accounting pronouncements since the last audit through the issuance date of these financial statements. In the Company’s opinion, none of the recent accounting pronouncements will have a material effect on the financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $4,664,940 for the period of July 8, 2010 (inception) to September 30, 2011, and it is expected that it will continue to have negative cash flows as the business plan is implemented.

These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

NOTE 3 – BUSINESS COMBINATIONS

On July 5, 2011, the Company completed its Merger with Nxyio Technologies, Inc. (“NTI”), a private Oregon corporation. In accordance with the Definitive Merger Agreement, the Company acquired 100% of the outstanding shares of NTI in exchange for 22,500,000 shares of its common stock or 60% ownership interest in the Company whereby causing NTI shareholders to receive a majority of the voting rights in the combined entity. For accounting purposes, the acquisition was treated as a recapitalization of NTI and being reflected as the acquirer of the Company (a reverse acquisition). Accordingly, the 15,000,000 common shares held by the Company’s shareholders were deemed to have been issued by NTI in exchange for the Company’s identifiable net assets at the date of acquisition.  Pursuant to the terms of the Merger Agreement, upon completion of the business combination, the fair value of assets acquired totaled $787 and fair value of liabilities assumed in connection with the reverse merger totaled $220,620 resulting in negative fair value of $219,833. Therefore, no goodwill has been recognized and the Company has recorded a reduction in additional paid-in capital of $22,500 which represents the par value of the 22,500,000 shares issued, as consideration for the reverse acquisition.

In connection with the reverse acquisition, the Company granted a warrant to purchase up to 37,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share for a period of two years commencing on the date of grant (July 5, 2011). Further, the warrant grant is subject to revenue benchmarks which allow for the vesting of 9,375,000 warrants for each $1,000,000 of revenue generated over a two-year period. Management has estimated the fair value of the warrants utilizing the Black-Scholes Model and an estimate of the number of warrants expected to vest to be $3,967,500.

Nyxio Technologies Corporation
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30,	December 31,
	2011	2010
Trade accounts receivable	$-	$2,002
Employee and other receivables	7,450	-
Due from related party	23,680	20,538
Less: Allowance for doubtful accounts	-	-
	$31,130	$22,540

As of September 30, 2011 and December 31, 2010, respectively, the Company had not established an allowance for doubtful accounts.

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

	September 30,	December 31,
	2011	2010
Furniture and fixtures	$11,612	$6,765
Software	8,079	681
Computers and equipment	18,282	8,837
Less: accumulated depreciation	(5,131)	(1,980)
	$32,842	$14,303

Depreciation for the nine-months ended September 30, 2011 and the period from inception (July 8, 2010) to December 31, 2010 was $3,151 and $1,980, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related party receivable
At the Company’s inception (July 8, 2010) the sole officer and shareholder contributed all the assets and liabilities distributed to him from his former limited liability company which was dissolved on July 2, 2010. The contributed assets and liabilities are as follows:

Assets:
Cash	$5,984
Inventory	7,877
Fixed assets, at fair value	12,863
Due from related party	54,438
Deposits held	2,965
Total assets contributed	$84,127

Liabilities:
Accrued liabilities	$500
Note payable	83,627
Total liabilities contributed	$84,127

On July 8, 2010 (inception) the Company issued 100 shares of its common stock to its sole officer as founder’s shares in exchange for cash of $100. During the period from inception (July 8, 2010) and December 31, 2010, the Company’s sole officer provided services valued at $28,500 which was recorded as a reduction on the amount due from him. In addition, the officer made cash payments of $5,400 as further reductions in his related party receivable due to the Company.

During the nine-month period ended September 30, 2011, the aforementioned officer provided additional services valued at $10,375 which has been recorded as a reduction in the officers’ receivable balance. Additionally, the Company advanced $13,517 to the officer for non-business expenses. As of September 30, 2011 and December 31, 2010, the amounts due from the officer totaled $23,680 and $20,538, respectively.

Nyxio Technologies Corporation
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements

NOTE 6 – RELATED PARTY TRANSACTIONS, continued

Employment/Consulting commitments
On June 1, 2011, the Company entered into an employment and consulting agreement with its chief executive officer and chief financial officer, respectively. The initial term of the agreement covers a three-year period commencing on June 1, 2011 and requires annual compensation payments of $24,000 to each of the officers.

Advances and notes payable from related parties
During the nine-month period ended September 30, 2011, an officer of the Company advanced a total of $10,511 for operating expenses. The advances are unsecured, non-interest bearing and due on demand.

In connection with the Company’s reverse acquisition with TCI, the accounting survivor, the Company assumed promissory notes from two of its former directors in the amount of $17,006 pursuant to the terms of the notes, they are unsecured, non-interest and due on demand.

As of September 30, 2011 and December 31, 2010, the amounts owed to related parties totaled $27,518 and $0, respectively.

NOTE 7 – NOTES PAYABLE

On July 8, 2010, the Company’s sole officer contributed a note payable in the amount of $83,627 which originated from his previously dissolved limited liability company. The note represents cash advances from an individual utilized for operating expenses. During the period from inception (July 8, 2010) through December 31, 2010, the individual advanced $64,491 and for the nine-month period ended September 30, 2011 an additional $19,500. Each advance accrues interest at a rate of 12% per annum and are due on demand. At September 30, 2011 and December 31, 2010, the principal balance together with accrued interest of $23,373 and $7,145 totaled $189,490 and $155,263, respectively.

In connection with the Company’s reverse acquisition with TCI, the accounting survivor, the Company assumed a promissory note in the amount of $111,000.   The note is unsecured, bears interest at 10% per annum, and is due on demand.   Default in payment shall, at the option of the holder, render the entire balance payable.  As of September 30, 2011, the principal balance together with accrued interest of $2,829 totaled $113,829.

NOTE 8 - COMMITMENTS

In June 2011, the Company entered into a two-year lease agreement for office space commencing July 1, 2011. Pursuant to the terms of the agreement, the Company is required to pay a security deposit in the amount of $4,175 and is obligated to pay monthly lease payments of $4,175. At September 30, 2011, the Company has recorded a security deposit in connection with this lease in the amount of $2,650.

On August 18, 2011, the Company entered into a Technology License and Services Agreement with BlueStack Systems, Inc. (“BlueStack”) whereby BlueStack has granted a non-exclusive, non-transferable, worldwide and royalty bearing license to use, reproduce, display and distribute certain of its computer software programs. In addition, BlueStack has also granted a royalty-free, non-exclusive, non-transferable license to use certain BlueStack trademarks in connection with the Company’s marketing activities related to the BlueStack software. In exchange, the Company has agreed to ship a certain number of products with BlueStack’s licensed software at a per unit license fee. The license fees are non-cancelable and non-refundable. The initial term of the Agreement is for a one year period commencing on August 18, 2011. The Agreement will automatically renew for an additional one year period unless terminated by either party upon a thirty-day written notice to the other party.

NOTE 9 – INCOME TAXES

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Nyxio Technologies Corporation
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements

NOTE 9 – INCOME TAXES, continued

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	2011	2010
U.S. Statutory rate	34%	34%
Valuation allowance	(34)%	(34)%
Effective tax rate	-	-

The significant components of deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2011	2010

Deferred tax assets:
Net operating loss carryforwards	$697,440	$103,837
Stock-based compensation	3,967,500	-
Total deferred tax assets	4,664,940	103,837
Deferred tax liabilities:
Depreciation	(25,110)	(19,631)
Net deferred tax assets	4,639,830	84,206
Less valuation allowance	(4,639,830)	(84,206)
Deferred tax asset – net of valuation allowance	$-	$-

The net change in the valuation allowance for the nine-months ended September 30, 2011 was $4,555,621.

The Company has a net operating loss carryforwards of approximately $697,440 available to offset future income for income tax reporting purposes, which will expire in various years through 2031, if not previously utilized. However, the Company’s ability to use the carryforward net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.  The Company’s ability to use the net operating loss may also be limited due to the lack of income tax returns filed for the period ended December 31, 2010.

We adopted the provisions of ASC 740-25. We had no material unrecognized income tax assets or liabilities for the nine-months ended September 30, 2011 or for the period from inception (July 8, 2010) through December 31, 2010.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the periods ended September 30, 2011 and December 31, 2010, there were no income tax, or related interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal or state income tax examination by tax authorities for years beginning at our inception of July 8, 2010 through current. We are not currently involved in any income tax examinations.

NOTE 10 – FAIR VALUE MEASUREMENT

The Company complies with the provisions of ASC No. 820-10 (ASC 820-10), “Fair Value Measurements and Disclosures.”  ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Nyxio Technologies Corporation
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements

NOTE 10 – FAIR VALUE MEASUREMENT, continued

The three levels of the fair value hierarchy under ASC 820-10 are described below:

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	Level I	Level II	Level III	Fair Value
September 30, 2011:
Cash	$77,689	$-	$-	$77,689
Trade and other receivables	-	7,450	-	7,450
Inventory	-	40,542	-	40,542
Prepaid and deposits	-	60,700	-	60,700
Note receivable – related party	-	23,680	-	23,680
Accrued expenses	-	(137,997)	-	(137,997)
Notes payable – related party		(27,518)		(27,518)
Notes payable	-	(278,618)	-	(278,618)
	$77,689	$(311,761)	$-	$(234,072)
December 31, 2010:
Cash	$2,626	$-	$-	$2,626
Trade receivable	-	2,002	-	2,002
Inventory	-	9,893	-	9,893
Prepaid and deposits	-	2,965	-	2,965
Note receivable	-	20,538	-	20,538
Accrued expenses	-	(7,946)	-	(7,946)
Notes payable	-	(148,118)	-	(148,118)
	$2,626	$(120,666)	$-	$(118,040)

NOTE 11 – COMMON STOCK

Effective June 14, 2011, the Company affected a 1-for-1.65 reverse stock split together with a corresponding reduction from 200,000,000 to 121,212,122 in the number of authorized shares of the common stock, with a par value of $0.001. All equity issuances have been retroactively restated for the reverse split.

During the nine-month period ended September 30, 2011, the Company authorized the issuance of 1,255,000 shares of its common stock in exchange for cash totaling $627,500 in anticipation of the close of its merger agreement on July 5, 2011 (See note 1). The shares were issued pursuant to “Securities Purchase Agreements” requiring payment equal to $0.50 per share purchased.

On July 5, 2011, the Company issued 22,500,000 shares of its common in exchange for 100% of the outstanding shares of NTI’s common stock pursuant to the consummation of its May 16, 2011 Merger Agreement. The Company recorded a reduction in additional paid-in capital of $22,500 the estimated fair value of the shares issued, in accordance with ASC 840. (See Note 3)

Nyxio Technologies Corporation
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements

NOTE 12 – WARRANTS AND OPTIONS

In connection with the Reverse Merger consummated on July 5, 2011, the Company granted a warrant to purchase up to 37,500,000 shares of the Company’s restricted common stock at an exercise price of $0.01 per share and subject to revenue performance. The warrants have been valued at $3,967,500 under the Black-Scholes Model, utilizing a trading price of $0.01, risk-free interest rate of 0.44%, volatility of 125% and a two year term. In addition, management estimated the percentage of warrants to vest in the twenty four month period to be approximately 9,375,500 shares underlying the warrant grant.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated all activity of the Company through January 6, 2011 (the issue date of the financial statements) and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

Overview

Nyxio Technologies Corporation (“we”, “us”, “our” or the “Company”) was organized under the laws of the State of Nevada on June 8, 2006.  Through our wholly-owned subsidiary, Nyxio Technologies Inc., an Oregon corporation (“Nyxio-OR”), we develop and provide innovative technology for the consumer electronics market at a reasonable cost with an integrated solutions platform.  We are determined to become a leading-edge driver and developer of technology across a wide range of vertical markets that include retail, education, and distribution.  We strive to reduce the overall environmental footprint of end users by consolidating key hardware into more efficient devices such as the VioSphere, our flagship product, which management believes is the world’s first TV with a built-in PC.  We are dedicated to bringing the very best innovation to market across a wide range of products that include Tablet PC’s, All in One PC’s, Smart TV’s, and groundbreaking concepts like the Venture Mobile Media Viewers.  Our development process is identifying technological deficiencies within the consumer electronics market and offering products that provide creative solutions.

We were originally formed to engage in the exploration of certain mineral interests located in British Columbia, Canada.  We relinquished our rights to our mineral interests and changed our focus towards the end of 2008 to the research, development, manufacturing and sales of light-emitting diode (LED) products. On January 16, 2009, we effected a 2.5-for-1 forward stock split of all of our issued and outstanding shares of common stock.  Additionally, on February 2, 2009, we changed our name to “LED Power Group, Inc.”  Effective August 10, 2009, we effected a 1-for-100 reverse split of all our issued and outstanding shares of common stock to better position the Company for growth for the rest of 2009 and to facilitate investment, and to ultimately enhance overall shareholder value, resulting in a decrease of the outstanding shares of common stock from 72,500,000 to 725,001 and a decrease of our authorized capital to 6,000,000.

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

On May 26, 2011, our Board of Directors decided it would be in the best interest of our shareholders to shift business focus and we entered into a binding letter of intent with Nyxio-OR (the “LOI”), in connection with a proposed reverse acquisition transaction by and between the Company and Nyxio-OR whereby we were to acquire all of the shares of outstanding capital stock of Nyxio-OR in exchange for the issuance of a certain ownership interest in the Company to the shareholders of Nyxio-OR (the “Share Exchange”). In connection with the anticipated closing of the Share Exchange, effective June 14, 2011, we effected a 1-for-1.65 reverse stock split together with a corresponding reduction (from 200,000,000 to 121,212,122) in the number of authorized shares of the our common stock.  In addition, also effective June 14, 2011, we amended our Articles of Incorporation to change our name from “LED Power Group, Inc.” to “Nyxio Technologies Corporation.”

On July 5, 2011 (the “Closing Date”), we closed the Share Exchange pursuant to a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company, Nyxio-OR and the selling shareholders of Nyxio-OR (“Share Exchange Transaction”).  As a result of the Share Exchange Transaction, (i) Mr. Giorgio Johnson received a warrant to purchase up to a maximum of 37,500,000 shares of our common stock at $0.01 per share and (ii) the selling shareholders of Nyxio-OR received an aggregate of 22,500,000 shares of our common stock, in exchange for 100% of the issued and outstanding capital stock of Nyxio-OR, representing approximately 60% of our then issued 38,378,295 issued and outstanding shares of common stock.

Since July 8, 2010 (inception of Nyxio-OR) we have generated revenue of US$16,691 and have incurred a net loss of US$4,664,940.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on April 15, 2011.

Three and nine-month periods ended September 30, 2011

Revenue

The Company’s revenue for the three months ended September 30, 2011 totaled US$3,248.  Our revenue for the three months ended September 30, 2011 is derived from the sale of certain items and products associated with our Omega Classic tablet PC and Venture MMV (mobile media viewer) technology.  The Company’s revenue for the nine months ended September 30, 2011 totaled US$6,586.  Our revenue for the nine months ended September 30, 2011 was derived from the sale of sale of certain items and products associated with our Omega Classic tablet PC, Venture MMV (mobile media viewer) products and Ascend keyboard PC products.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2011 totaled US$2,167.  Our costs of goods sold for the three months ended September 30, 2011 consists primarily of costs incurred with shipping cartons, labeling and computer and electrical components incurred in the manufacture and sale of our products.  Cost of goods sold for the nine months ended September 30, 2011 totaled US$4,350.  Our costs of goods sold for the nine months ended September 30, 2011 consists primarily of costs associated with shipping cartons, labeling and computer and electrical components incurred in the manufacture and sale of our products.

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2011 totaled US$4,345,411, and consist primarily of fees paid for consulting services (US$4,040,885).  The Company’s operating expenses for the nine months ended September 30, 2011 totaled US$4,544,234, and consist primarily of fees paid for consulting services (US$4,059,115).  Specifically, such consulting fees constitute the valuation of certain warrants provided to Giorgio Johnson, our Chief Executive Officer, in connection with the Share Exchange as compensation provided to the Company.

Net (Loss) Income

Net loss for the three months ended September 30, 2011 was US$4,352,724.  Net loss for the nine months ended September 30, 2011 was US$4,561,103.

Period from inception, July 8, 2010, to September 30, 2011

Since July 8, 2010 (inception) through September 30, 2011, our revenue has totaled US$16,691.  Since July 8, 2010 (inception), we have a net loss of US$4,664,940.  We expect to continue to have negative cash flows as our business plan is implemented.

Liquidity and Capital Resources

As of September 30, 2011, we had cash of $77,689 and working capital deficiency of $238,247.  During the nine-month period ended September 30, 2011, we funded our operations from $627,500 in proceeds from the sale of our common stock.  We are currently seeking further financing, and we believe that will provide sufficient working capital to fund our operations for at least the next six months.  Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the nine-month period ended September 30, 2011, we had net cash provided by financing activities of $657,556 and used $547,286 in operating activities.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.  As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex.  Our significant accounting policies are discussed herein and in Notes 3, 4, 5 and 6 to our financial statements for the fiscal year ended December 31, 2010 included in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2011 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of September 30, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Our present management feels the weaknesses identified above have not had any material affect on our financial results. We will endeavor to correct the above noted weaknesses in internal controls by the end of 2012. With the addition of other staff, the segregation of duties issue will be addressed and will no longer be a concern to management.

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

Changes in Internal Controls Over Financial Reporting

Our board of directors approved the adoption of an insider trading policy, code of ethical conduct, and disclosure controls and procedures on September 26, 2011.  Except for the adoption of such policies, there were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between May 17, 2011 and October 4, 2011, we issued 1,555,000 shares of our common stock (the “Shares”) to certain accredited investors in exchange for cash totaling $777,500 in accordance with our form of Securities Purchase Agreement requiring payment equal to $0.50 per share.  The Shares were issued in reliance upon Rule 506 of Regulation D and/or Regulation S of the Securities Act of 1933, as amended.

A copy of the form of Securities Purchase Agreement is included as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

Agreement with Giorgio Johnson for Services as Chief Executive Officer

On June 1, 2011, we entered into an employment agreement with Giorgio Johnson, our Chief Executive Officer.  Mr. Johnson’s employment agreement is at-will, and as such, it can be terminated at any time by either party with or without cause and with or without notice.  Mr. Johnson’s employment agreement provides for annual compensation of $24,000, payable bi-monthly.

A copy of Mr. Johnson’s employment agreement is included as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Agreement with Mirjam Metcalf for Services as Chief Financial Officer

On June 1, 2011, we entered into an independent contractor agreement with Mirjam Metcalf, our Chief Financial Officer.  The initial term of Ms. Metcalf’s independent contractor agreement covers a period commencing on June 1, 2011 through March 1, 2014.  Ms. Metcalf’s independent contractor agreement can be terminated by the Company at any time without notice for unsatisfactory performance of her duties as Chief Financial Officer.  Ms. Metcalf’s independent contractor agreement provided for annual compensation of $24,000, payable bi-monthly.

Mr. Metcalf’s independent contractor agreement was terminated in September 2011, and on September 9, 2011, we entered into an employment agreement with Ms. Metcalf.  Under the terms of Ms. Metcalf’s employment agreement, Ms. Metcalf will receive annual compensation of $30,041.52, payable bi-monthly.  Ms. Metcalf’s employment agreement is at-will, and as such, it can be terminated at any time by either party with or without cause and with or without notice.

A copy of Ms. Metcalf’s prior independent contractor agreement and current employment agreement are included as Exhibits 10.3 and 10.4 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Share Exchange Agreement dated July 5, 2011 (Incorporated herein by reference to our Current Report on Form 8-K filed on July 11, 2011).
3.1	Articles of Incorporation, including all amendments to date (Incorporated herein by reference to our Quarterly Report on Form 10-Q filed on August 15, 2011).
3.2	Amended & Restated By-laws (Incorporated herein by reference to our Definitive Information Statement on Schedule 14C filed on August 23, 2011).
10.1
Technology License and Services Agreement by and between Nyxio Technologies Corporation and BlueStack Systems, Inc., dated August 18, 2011 (Incorporated herein by reference to our Current Report on Form 8-K filed on August 31, 2011).

10.2	Employment Agreement by and between Nyxio Technologies Corporation and Giorgio Johnson, dated June 1, 2011.*
10.3	Independent Contractor Agreement by and between Nyxio Technologies Corporation and Mirjam Metcalf, dated June 1, 2011.*
10.4	Employment Agreement by and between Nyxio Technologies Corporation and Mirjam Metcalf, dated September 9, 2011.*
10.5	Form of Securities Purchase Agreement.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

NYXIO TECHNOLOGIES CORPORATION

Dated: January 6, 2012	/s/ Mirjam Metcalf
By: Mirjam Metcalf
Its: Chief Financial Officer, Treasurer, and Secretary
(Principal Financial Officer & Principal Accounting Officer)