Form 10-K
period 2011-12-31
NYXIO TECHNOLOGIES Corp
filed 2012-04-16
CIK 1373761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  333-137160

NYXIO TECHNOLOGIES CORPORATION
 (Exact name of registrant as specified in its charter)

NEVADA	98-0501477
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2156 NE Broadway Portland, Oregon	97232
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  855-436-6996

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was approximately $8,082,834 based upon the closing price of $0.51 per share reported for such date on the Over-the-Counter Bulletin Board maintained by the NASD.  Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 10, 2012
Common Stock, $.001 par value per share	37,700,000 shares

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These statements involve risks and uncertainties and relate to future events or future financial performance.  A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K.  Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events.  In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

As used in this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless otherwise indicated,  references to “we,” “our,” “us,” the “Company” or the “Registrant” refer to Nyxio Technologies Corporation, a Nevada corporation and its wholly owned subsidiary, Nyxio Technologies Inc., an Oregon corporation (“Nyxio”).

ITEM 1. BUSINESS.

Overview

Through our wholly-owned subsidiary, Nyxio Technologies Inc., an Oregon corporation (“Nyxio”), we develop and provide technology for the consumer electronics market with an integrated solutions platform at, we believe, a reasonable cost.  We are determined to become a leading-edge driver and developer of technology across a wide range of vertical markets that include retail, education, and distribution.  We strive to reduce the overall environmental footprint of end users by consolidating key hardware into more efficient devices such as the VioSphere, our flagship product, which we believe is the world’s first TV with a built-in PC.  We are dedicated to bringing the very best innovation to market across a wide range of products that include Tablet PC’s, All in One PC’s, Smart TV’s, and groundbreaking concepts like the Venture Mobile Media Viewers.  Our development process is identifying technological deficiencies within the consumer electronics market and offering products that provide creative solutions.

Background

The Registrant was organized under the laws of the State of Nevada on June 8, 2006 under the name “Drayton Harbor Resources, Inc.”  We were originally formed to engage in the exploration of certain mineral interests located in British Columbia, Canada.  We relinquished our rights to our mineral interests and changed our focus towards the end of 2008 to the research, development, manufacturing and sales of light-emitting diode (LED) products.

On January 16, 2009, we affected a 2.5-for-1 forward stock split of all of our issued and outstanding shares of common stock.   Additionally, on February 2, 2009, we changed our name to “LED Power Group, Inc.”  Effective August 10, 2009, we effected a 1-for-100 reverse split of all our issued and outstanding shares of common stock to better position the Company for growth for the rest of 2009 and to facilitate investment, and to ultimately enhance overall shareholder value, resulting in a decrease of the outstanding shares of common stock from 72,500,000 to 725,001 and a decrease of our authorized capital to 6,000,000.

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

On May 26, 2011, our Board of Directors decided it would be in the best interest of our shareholders to shift business focus and we entered into a binding letter of intent with Nyxio Technologies, Inc. (“Nyxio”) (the “LOI”), in connection with a proposed reverse acquisition transaction by and between the Company and Nyxio whereby we were to acquire all of the shares of outstanding capital stock of Nyxio in exchange for the issuance of a certain ownership interest in the Company to the shareholders of Nyxio (the “Share Exchange”).  In connection with the anticipated closing of the Share Exchange, effective June 14, 2011, we effected a 1-for-1.65 reverse stock split together with a corresponding reduction (from 200,000,000 to 121,212,122) in the number of authorized shares of the our common stock.  In addition, also effective June 14, 2011, we amended our Articles of Incorporation to change our name from “LED Power Group, Inc.” to “Nyxio Technologies Corporation” (“Nyxio Corp.”)

On July 5, 2011 (the “Closing Date”), we closed the Share Exchange pursuant to a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company, Nyxio and the selling shareholders of Nyxio Corp. (“Share Exchange Transaction”).  As a result of the Share Exchange Transaction, (i) Mr. Giorgio Johnson, our current President and Chief Executive Officer, received a warrant to purchase up to a maximum of 37,500,000 shares of our common stock at $0.01 per share and (ii) the selling shareholders of Nyxio received an aggregate of 22,500,000 shares of our common stock, in exchange for 100% of the issued and outstanding capital stock of Nyxio, representing approximately 60% of our then issued 38,378,295 issued and outstanding shares of common stock.   As a result of the Exchange Transaction, we acquired the business and operations of Nyxio and Nyxio became our wholly-owned subsidiary.

Objectives

Company Growth - As with most start-ups, funding has been the primary challenge for bringing our growth goals to fruition.  Management has worked diligently to secure funding which will enable us to make the investments necessary to grow and management believes we can focus on three key objectives that will help guide growth for the next five years and beyond.  These include:

•
Continue to determine competitive strategies, organizational management, and divisional structure for our roadmap for growth. Since July of 2011, we have hired a Chief Operating Officer and operations team, assembled an accounting and finance team, as well as hired key resources in software development and graphics arts.  For early 2012, our focus is to assemble an effective sales and marketing team.  Team members have been identified, including an Executive Vice President of Sales and Marketing, experienced sales professionals with industry rolodexes, and a branding, advertising and marketing agency that management believes will assist in bringing our message to the market place.  We have also completed the necessary diligence required to assess our competitive strengths as well as identify our weaknesses so we can mitigate these in our marketing plan, which we will begin to implement during the second quarter of 2012.

•
Execute plans for expansion into other industries. Some examples of these industries include: Video Game Industry; Educational Toy Industry; Mobile Phone Industry; E-Commerce and Cloud Commerce.  We have been in preliminary discussions with various potential partners and have identified several opportunities we will focus on in 2012, with planned product releases in late 2012 and early 2013.  These opportunities will allow us to capitalize on alternate revenue streams as well as increase our brand value.  We have built our

“technology roadmap” which management believes will drive us through the next two years and beyond, and are well positioned for several new products releases each year for the foreseeable future.

•
Partnerships and Acquisitions: Management believes that key partnerships and alliances are critical to the continuous cycle of current product improvement and innovation, as well as expansion and development into new forums.  This is particularly true for a small company with limited resources and lofty goals. During 2011, we have formed collaborations with BlueStacks, UTI and RSystems, and are in negotiations with several other key players in various industries to engage in mutually beneficial alliances and projects.  As 2012 progresses, we hope to make announcements regarding new collaborations and product releases.  Management does not foresee acquisitions in the coming year but may consider this avenue in the future as our pursuit for innovation balanced with shareholder value may dictate.

Product Development-We have been built on the product development efforts of the present team members.  This dedication to product development will continue to remain a key success factor for us. With this in mind, we will:

•	Continue current platform of developing integrated and unique product concepts, such as the following:
o
Our flagship product, the VioSphere, a full-spectrum entertainment system combining HDTV technology with a personal computer, media center, and all current Android applications.  Current development goals include transforming the VioSphere into a home entertainment system as well as the “brain” of the consumer household - meaning it will have the ability to regulate environmental controls, lighting, security systems, telecommunications and other automated systems in the home.

o	The Realm all-in-one computing system available, in large formats, designed with the tools and accessories for the education, boardroom, and digital signage environments.
o	The Vuzion, a “smart” TV which combines the conveniences and features of an Android phone with an HDTV.
o	The Venture Mobile Media Viewer, offering hours of wireless viewing of movies, E-Books, or video games in the form of sleek ergonomic eyewear.

•
Assure high levels of product quality, reliability, and robustness by continually working with our supplier and partner communities to integrate the latest and best technologies into our products at the optimal price point.  In keeping with our long term views, we are taking steps today to position future assembly of some portion of our product mix in the USA and EU, enabling us to have much better control of quality and reliability, bring product assembly closer to our current primary consumers, and position ourselves for growth opportunities in the government sectors.

•
Maintain excellent standards for quality control.  We have feet on the ground at our manufacturing and assembly facilities to ensure our standards are consistently met.  We strive to make the purchase and utilization of our products a positive experience.

•
Ensure our flexibility in design to respond to new customer needs as market trends change.  Our current top design priority is to make our products easy and intuitive to use.  We are integrating new technologies and partnering with leaders in the industry to ensure we stay ahead of the curve and introduce features that both excite and increase the product usability and value.  We believe that because we are a small company and have little bureaucracy, we are able to respond quickly to changing needs and trends.

•
Generate creative strategies to solicit valued feedback from end users.  We regularly “loan out” our products to members of the press, educators, partners, digital signage users and consumers, inviting them to use our products in their respective environments so they can evaluate our products and supply feedback.  We have also engaged focus groups and surveys and obtain feedback from distributors and our Rep Firms.  All of this feedback has been and will continue to be incorporated into our continuous improvement process to ensure we provide a compelling value proposition.

Utilize focus groups that will encourage internal communication and provide insights on product development.  For example, our users have told us they would like us to integrate our different product lines to use them together (for example, have our Ascend Keyboard PC and our Omega tablets communicate with our VioSphere) and we are working on a solution or they have told us they would like us to preload our equipment with industry specific software and develop industry specific solutions, and we are striving to meet that goal.

•
Achieve product identity for brand recognition by consumers.  One of the many projects currently on our plate is to give our entire product mix a similar and identifiable look.  We are also targeting our   marketing budget in retaining the right team to represent our interests and get our messages to the right audience.

Market Penetration - Any business that intends to produce and market a product must understand the market they are entering and have a solid plan on how they can best achieve a solid market share.  We will:

•	Focus on regional market penetration based on sales and distribution of our products with focused marketing strategies for each region.
•	Expand target markets with controlled growth.
•	Establish brand awareness by:
o	Creative marketing strategies
o	Branding our image and personality
o	Designing products that are easily identifiable by the consumer
o	Creating consolidated, innovative products that become an essential part of the consumer’s everyday lifestyle

Products

We are focused on providing high quality, cutting-edge technology. Management believes that our flagship product, the VioSphere, is the only integrated flat screen TV with full PC available in the market today.  Our products include Tablets PCs, Mobile Media Viewers, Next Generation Smart TVs, and all-in-one PCs.  Examples of our product lines include:

•
The VioSphere: The Nyxio VIOSPHERE Smart TV.  The VioSphere has fully integrated components that include a built-in DVD BluRay player/burner, Bluetooth, WiFi, built-in webcam, and optional touchscreen amongst other features.

•	The Realm: All in One PC/TV complete with built in WiFi, Camera, Microphone, DVD player, and Bluetooth.

•	The Omega: Windows 7 Tablet PC with a built in Web Cam, WiFi, optional SIM card port and 3G module offers mobile phone functionality.

•	The Ascend: Keyboard PC with all the functions of a desktop PC built within a keyboard.

•
The Venture MMV: Glasses that allow consumers the ability to watch movies and other video content with a cinematic view, as well as listen to music or read books without the product being connected. Hence the term MMV, “mobile media viewers.”

Intellectual Property

We hold and will pursue intellectual property, including trademarks, trade secrets and patents as appropriate for our markets and technologies.  Nyxio® is a registered trademark, and we have applied with the U.S. Patent and Trademark Office to register the following other trademarks: “Venture MMV,” “VioSphere,” “Vuzion,” “WorkTab,” “Ascend,” and “TruSmart.”  Realm is a common law trademark.  To date, we do not have any patents nor have we submitted any patent applications; however, it is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous. There can be no assurance that any patent will be issued on pending applications or that any patent issued will provide substantive protection for the technology or product covered by it.

We rely upon our intellectual property to develop and maintain our competitive position. There can be no assurance that others will not develop or patent similar technology or reverse engineer our products or that the confidentiality agreements with employees, consultants, and other suppliers and vendors will be adequate to protect our interests. Our products interface with other products, which may require us to obtain licenses that we do not have.

Sales Plan

We have spent the last year developing the market and establishing the brand in preparation for future sales.  Due to limited available funding, the decision made by the management team was to begin initial marketing efforts with each segment of the market to be targeted.  Our team has spent the majority of 2011 enhancing and upgrading our products and refining our sales and marketing plans.  We have identified strong and experienced sales professionals with contacts in the commercial and consumer markets, as well as independent sales representatives to represent our products.  We have also presented our products to a number of commercial buyers and specialists in the Digital Signage market and various universities and school districts.  On the consumer side we have presented our line to major national big box retailers as well as international prospects.  With the right sales resources in place, management feels we are well positioned to penetrate the market beginning in the second quarter of 2012.  With the appropriate funding in place, our management believes that we will be in a solid position to execute these plans in 2012 and build a sustainable revenue stream.  As sales increase, additional regional sales and account managers will be added to the team.

Our sales plan was developed to achieve a solid market share in each of the identified market segments.  Through capitalization of this sales strategy, we plan to grow and strive to become a widely recognized brand name in the consumer electronics industry.  The key components of our sales and marketing plan include (i) target markets, (ii) market analysis and (iii) staff and structure.

(i)           Target Markets - We have identified three primary markets for the sale of its product lines. By diversifying the target markets, we can expand our ability to reach the end user.  These three primary markets are: (1)Retailers; (2) Digital Signage and (3) Education.

(1) Retailers - The retail market consists of local, regional, and national companies. We will focus on selling our product line through primarily big box retailers as well as regional and local specialty chains.  We have garnered preliminary interest from several companies in the retail sector although we have not yet recorded any sales.  We are in the process of engaging Rep Firms to represent our products within these market channels.  Specific Rep Firms have the contacts and industry experience to place our products at our target retailers on a commission basis, creating an extended sales team who get paid for achieving results.

(2)  Digital Signage -  This market segment is focused on electronic display that shows television programming, menus, information, advertising and other messages that can be found in public and private environments such as retail stores, hotels, restaurants and corporate buildings.  These displays are typically controlled by computers, making it an ideal segment to place our products.  We are forging relationships with leaders in this segment to place our hardware with their client base, but do not have any agreements in place to date.  We believe this market is growing and if we are successful in penetrating this market, we believe it will have a positive impact on our revenue in 2012.

(3) Education - We have already received orders from college and university bookstores. Our focus in this market segment is to establish a large national network of college and university bookstores that will account for an important segment of our customer base.  Our products compete quite favorably against much larger competitors on features and price point for educational white board solutions, and interactive whiteboards are the #2 education technology spending priority according to a 2010 survey by Futeresource Consulting LTD.  We believe our products will be attractive in this market segment.   We have also been contacted by some universities to configure digital signage solutions on campus but we have not yet concluded any sales.

As we grow, the management team intends to enter into international markets.  Using the knowledge base gained in marketing to the above segments, we will seek out similar market segments in international markets. As this expansion is being implemented, we anticipate the need to develop additional production facilities as well as expanding our sales and marketing team members.

(ii)           Market Analysis - Our management team has experience and working knowledge of the consumer electronics industry. The team has spent a great deal of time examining the consumer electronics market, and the sales and marketing plan that has been established is reflective of the insights they have gained.  Some of the key trends that have been identified include:

•	The Consumer Electronics Association (CEA) projected global electronics sales in 2012 should surpass $1 trillion for the first time

•	Digitimes has recently reported that industry sources are predicting the penetration of Smart TV to grow 20% in 2012 and 50% in 2013.

•	The CEA published network-enabled displays are a growth segment, with an estimated 10.4 million displays shipping to dealers in 2011.

•	iSuppli sees a sustained rise over the next four years for the consumer electronics industry, with sales reaching $385 billion in 2014

•
According to a new report issued by IMS Research, the leading independent provider of market research and consultancy to the global electronics industry, growth in worldwide digital signage will exceed 40 percent in 2013, totaling $7 billion.

•	IMS Research forecasts that during 2015, close to 50% of the TV sets shipped worldwide will have 3D capabilities and more than 60% will connect to the Internet.

•
Nielson found that nearly 31 percent of in-home Internet activity takes place while the user is watching television, demonstrating that there is a significant amount of simultaneous Internet and television usage.

•
An October 2010 survey indicated that interactive whiteboards were the #2 education technology spending priority next to a classroom computer with Internet access.  The survey further indicated that 30 percent of US districts were aiming for one hundred percent adoption of interactive whiteboards in their classrooms over the next 3- 5 years.

•	According to Futuresource Consulting LTD., nearly half of the approximately 895,000 interactive whiteboards sold globally in 2010 were Smart Board interactive whiteboards.

We believe we are in an excellent position to profit from these trends. The product lines being established by our Company span current and projected consumer needs for the foreseeable future. With the on-going product development efforts, we believe our products will be competitive in the marketplace and enable us to penetrate the market.

(iii)           Sales Staff and Structure- We have identified specific sales professionals who have the ability to achieve our goals, and will be bringing them on our team in early 2012.  These new team members will be experienced in the industry, and have skills to maximize our ability to attain identified milestones. The sales efforts will utilize direct contacts and relationships within the commercial and consumer electronics sectors nationally. Our sales team, comprised of inside and outside sales staff, will set face-to-face meetings to do demographic specific product demonstrations for all potential customers as well as mange our independent sales representatives.  Pending access to funding, we will need to purchase enough sample products to equip both our internal sales team and supply the independent representatives, who will be able to purchase their samples at steep discounts. Based upon the established sales strategy, we have divided the U.S. market into 18 regions. These regions are primarily segregated by geographical location.

Initially, we expect our Sales Executives to spend a significant amount of their time traveling around the country meeting with clients and demonstrating the products.  After establishing accounts, our plans are to hire Account Managers to assist the Sales Executives with the continuance of managing these clients. The Account Manager will perform the vital role of liaison between existing clients and the Company. Their primary role is to assure our clients receive the best service available by managing the needs of clients on a continual basis. Once this sales model is executed in the US, we plan to replicate in specific targeted international markets.

Marketing

We are implementing a marketing plan for our platform of products. The key areas of the plan include public relations, advertising, website, trade shows, product identity, and social media. We believe that when executed successfully, our marketing plan will result in interest and attention within the Consumer Electronics Industry as well as with the end consumer.  We have recently engaged a new agency which specializes in branding, advertising and marketing that we believe will be a great asset in this area and aid us in delivering a compelling story to our consumer.

Public Relations- Pending the appropriate funding, we hope to accomplish the following goals through our public relations efforts:(i)Create buzz among key target audiences; (ii) Develop national brand recognition; (iii)Drive awareness for current products to support 2012 launches; (iv) Develop relationships with key influencers in the marketplace; (v) Introduce the Company to key analysts; (vi) Drive sales through a strategic public relations program, (vii) Educate our consumers to understand our differentiation and product versatility.

Advertising - Initially, we will be creative with our advertising and use social media to innovatively create awareness and introduce our product lines.  We will also place ads in industry-specific publications in order to introduce our product line to a large population of key companies and individuals within the consumer electronics industry.  These companies and individuals represent regional and national electronics distributors as well as custom audio/video installers and retailers.  The publications currently being considered for advertising placement include:

•	CE Pro
•	Smarthouse
•	GQ
•	Electronic House
•	First Glimpse
•	Connected World

We will also be submitting our products for reviews in magazines like Good Housekeeping and GQ, building public awareness.  We may use TV commercials as well as obtain a nationally recognized but local Portland personality to endorse and promote our product.

Website - We have established a website that is a great source of information to the general population as well as distributors, retailers, and custom audio/video installation companies, all of whom are potential customers for the Company.  We have also established the website as a platform for online gaming and as a social media tool. Our goal is for this website to grow as a vital resource for our employees, customers, and for the industry itself.

Trade Shows - Trade shows are a very effective marketing tool for us.  We expect to participate in half a dozen trade shows annually, as well as private distributor sponsored shows.  January 2012 represented our debut appearance at the Consumer Electronics Show (CES), a major milestone in our marketing process.  The following trade shows serve to cover the identified target markets of electronics distributors, retailers, and the education market.

•	CES
•	CEDIA Expo
•	Digital Signage Expo
•	Engage
•	NAB Show
•	InfoComm

Innovative Product Development - Our product development efforts are based on the concept that market penetration is contingent upon continued innovation. We have proven our ability to be innovative with the release of the first VioSphere. This release came a full three years before the market, we believe, determined that connected TV’s and smart TV’s were the next consumer technology wave and a second version has already been released.  Continued creativity in development has also been illustrated by our development and release of tablet PC’s and the Nyxio Venture MMV’s.  Our “Mobile Media Viewers” allow users a cinematic experience through a non-connected device. With continued focus on creative and innovative product development, we strive to become a leader in the consumer electronics industry.  We are continuing along the path of technology convergence and reducing the environmental footprint, packing more features and components into easy to use products.

Product Identity -  Through the design of our products, we aim to distinguish ourselves in the market place and establish a reputation for innovative technology. We believe that this, combined with our unique designs, should give us an advantage over our competitors.  Our designs will also serve to create more demand for our entire product line with our goal being that customers will be able to identify a Nyxio product before seeing the Nyxio name on it.

Social Media - Social media is also a major focus for our marketing efforts. Our team will focus on maximizing our presence through Facebook, Twitter, digg, UTube and email marketing. By maximizing our exposure through these various social media sites, we strive to effectively brand ourselves to millions of potential customers on a continual basis.

Market Competition

There are numerous companies that currently produce a variety of consumer electronic devices. Each of these will represent a certain level of competition for us in specific market segments. Our management team feels that the strongest competition will come from the following well-established companies: Sony, Samsung, LG, Vizio, Apple, Dell, and HP.

We believe that our key competitive advantage is innovation.  Another competitive advantage is our maneuverability in regard to technological development and advances.  We can introduce a new product to the market quickly due to the lack of a large bureaucratic process in regard to product development.  For example, we were recently able to bring our Vuzion Smart TV with full Android access from concept to prototype in less than four months, to its successful debut at the 2012 Consumer Electronics Show.  At CES the Vuzion received favorable praise from publications such as Electronic House and was well received by buyers from Radio Shack, the Moscoe Group (representing Best Buy, Magnolia and Target) and others. However, we have not achieved any sales with these companies to date.

Government Regulation

The conduct of our businesses, and the production, distribution, sale, advertising, labeling, safety, transportation and use of our products, are and will be subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in markets where we may operate and sell our products.  It is our policy to abide by the laws and regulations that apply to our business.

In the United States, we are or may be required to comply with certain federal health and safety laws, laws governing equal employment opportunity, customs and foreign trade laws and regulations, laws regulating the sales of products in schools, and various other federal statutes and regulations.  Such regulations include the radio frequency emission regulatory activities of the U.S. Federal Communications Commission;  the consumer protection laws and financial services regulations of the U.S. Federal Trade Commission and various state governmental agencies; the product safety regulatory activities of the U.S. Consumer Product Safety Commission and the U.S. Department of Transportation; the investor protection and capital markets regulatory activities of the U.S. Securities and Exchange Commission; and the environmental, employment and labor, and other regulatory activities of a variety of governmental authorities in each of the jurisdictions in which we conduct business.

We may also be subject to various state and local statutes and regulations, including California Proposition 65 which requires that a specific warning appear on any product that contains a component listed by the State of California as having been found to cause cancer or birth defects.  Many consumer electronic manufacturers who sell products in California, including our Company, may be required to provide warning labels on their products.  We will rely on legal and operational compliance programs, as well as local counsel, to guide our businesses in complying with applicable laws and regulations of the jurisdictions in which we do business.

We do not anticipate at this time that the cost of compliance with U.S. and foreign laws will have a material financial impact on our operations, business or financial condition, but there are no guarantees that new regulatory and tariff legislation may not have a material negative effect on our business in the future.

Environmental Compliance

Our operations are or may be subject to regulation under various federal, state, local and foreign laws concerning the environment, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, and third-party damage or personal injury claims, if we were to violate or become liable under environmental laws.

Many of our products are subject to various federal, state, local and foreign laws governing chemical substances in products and their safe use, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products.  Some of our products also are, or may in the future be, subject to requirements applicable to their energy consumption. In addition, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, their safe use, and their energy efficiency, including requirements relating to climate change.  We are or may become subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including computers and mobile devices, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as “product take-back legislation”).  In the event our products become non-compliant with these laws, they could be restricted from entering certain jurisdictions, and we could face other sanctions, including fines.

Further, our operations and ultimately our products are expected to become increasingly subject to federal, state, local and foreign laws and regulations and international treaties relating to climate change. As these laws, regulations and treaties and similar initiatives and programs are adopted and implemented throughout the world, we will be required to comply or potentially face market access limitations or other sanctions, including fines.

We are committed to maintaining compliance with all environmental laws applicable to our operations, products and services and to reducing our environmental impact across all aspects of our business. Environmental costs and accruals are presently not material to our operations or financial position. Although there is no assurance that existing or future environmental laws applicable to our operations or products will not have a material adverse effect on our operations, financial condition, earnings or competitive position, we do not currently anticipate material capital expenditures for environmental control facilities.

Seasonality

A large part of our business is subject to seasonality.  Consumer electronics sales through large box brick and mortar retailers depends on buyers selecting and purchasing inventory, typically in the June through September timeframe to stock up for holiday sales.  Further add on sales are highly dependent on consumer buying habits and how quickly inventories are depleted, which is further complicated due to current economic conditions.  We are implementing a sales strategy to mitigate the seasonal nature of consumer electronics by emphasizing more on other sectors, such as digital signage and the education sectors which are much less prone to seasonal variations.

Employees

Nyxio currently has 11 employees and has engaged 2 independent contractors. We engage the services of independent contractors to assist management in developing our products and focus on supplier management quality off shore. We have employment agreements and contractor agreements in place for all individuals currently employed by or servicing our Company.

Subsidiaries

As a result of the Exchange Transaction, Nyxio is our wholly-owned subsidiary.

Corporate Information

We maintain our corporate office at 2156 NE Broadway, Portland, Oregon, 97232 pursuant that certain Lease Agreement with Weston Investment Co. LLC (dba American Property Management Corp) at a cost of $4,175 per month with a lease term ending June 30, 2013.  Our phone number is (855) 436-6996 and our facsimile number is (503) 954-2780.  Our website is: http://www.nyxiotechnologies.com/.

ITEM 1A.  RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities.  The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Company and Our Industry

We are a development stage company with a limited operating history on which to evaluate our business or base an investment decision.

Our business prospects are difficult to predict because of our limited operating history, early stage of development, unproven business strategy and unproven product. We are a development stage company that has yet to generate any significant revenue. As a development stage company, we face numerous risks and uncertainties in the competitive markets.  In particular, we have not proven that we can: develop our product offering in a manner that enables us to be profitable and meet our customers’ requirements; develop and maintain relationships with key customers and strategic partners that will be necessary to optimize the market value of our products; raise sufficient capital in the public and/or private markets; or respond effectively to competitive pressures. If we are unable to accomplish these goals, our business is unlikely to succeed and you should consider our prospects in light of these risks, challenges and uncertainties.

We have incurred substantial  losses since inception.

Since our inception (July 8, 2010) through December 31, 2011, we have incurred losses of $5,095,876. We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs and we will need to generate revenue or receive additional investment in the Company through debt or equity financing to continue operations.

Our auditors have expressed uncertainty as to our ability to continue as a going concern.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern as of our fiscal year ended December 31, 2011.

If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

We have limited capital resources.  To date, our operations have been funded entirely from the proceeds from equity and debt financings.  We expect to require substantial additional capital in the near future to develop and market new products, services and technologies.  We are currently party to a Purchase Agreement with Socius CG II, Ltd., a Bermuda exempted company (“Socius”) wherein we have obtained a $5,000,000 equity line from Socius. Notwithstanding such financing provided by Socius, we expect that we will require additional capital beyond the near term.  If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

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

Any failure to adequately establish a manufacturer’s representative sales force will impede our growth.

We expect to be substantially dependent on a manufacturer’s representative sales force to attract new consumers of our products. We are currently in the process of establishing our representative network and believe that there may be significant competition for qualified, productive representatives who have the skills and technical knowledge necessary to promote and sell our products. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in establishing our manufacturer’s representative network. If we are unable to develop an efficient representative network, it will make our growth more difficult and our business could suffer.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

We may not accurately estimate demand for our products. Our ability to estimate the overall demand for our products is imprecise and may be less precise in certain markets. If we materially underestimate demand for our products or are unable to secure sufficient materials to produce and package our products, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain electronic components, parts or raw materials could, from time to time in the future, be experienced. Such shortages could interfere with and/or delay production of our products and could have a material adverse effect on our business and financial results.

Changes in consumer preferences may reduce demand for our products.

Our success depends upon our ability to develop and introduce different and innovative consumer electronics. In order to develop our market share, the impact of our products must address a consumer need and then meet that need in the areas of quality and derived benefits. There can be no assurance of our ability to meet that need and there is no assurance that consumers will purchase our products. Additionally, our products are considered premium products and to maintain market share during recessionary periods we may have to reduce profit margins which would adversely affect our results of operations. Product lifecycles for some consumer electronic products may be limited to a few years before consumers’ preferences change. There can be no assurance that our products will become or remain profitable for us. The consumer electronics industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us if we misjudge such preferences. We may be unable to achieve volume growth through product initiatives. We also may be unable to penetrate new markets. If we are unable to address any or all of these issues, it may affect our ability to produce revenues and our business, financial condition and results of operations will be adversely affected.

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

Our industry is characterized by rapidly changing technologies, industry standards, customer needs and competition, as well as by frequent new product and service introductions. We must respond to technological changes affecting both our customers and suppliers. We may not be successful in developing and marketing, on a timely and cost-effective basis, new services that respond to technological changes, evolving industry standards or changing customer requirements. Our success will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner:

●	Effectively using and integrating new technologies;
●	Continuing to develop our technical expertise;
●	Enhancing our engineering and system designs;
●	Developing products that meet changing customer needs;
●	Advertising and marketing our products; and
●	Influencing and responding to emerging industry standards and other changes.

An interruption in the supply of products and services that we obtain from third parties could cause a decline in sales of our products.

In designing, developing and supporting our products, we rely on many third party providers. These suppliers may experience difficulty in supplying us products or services sufficient to meet our needs or they may terminate or fail to renew contracts for supplying us these products or services on terms we find acceptable.  If our liquidity deteriorates, our vendors may tighten our credit, making it more difficult for us to obtain suppliers on terms satisfactory to us. Any significant interruption in the supply of any of these products or services could cause a decline in sales of our products, unless and until we are able to replace the functionality provided by these products and services. We also depend on third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes.

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

Our ability to compete depends in part upon the strength of our proprietary rights in our technologies, brands and content. We expect to rely on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and license agreements to establish and protect our intellectual property and proprietary rights.  The efforts we have taken and expect to take to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our intellectual property and proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our products are made available.  There may be instances where we are not able to fully protect or utilize our intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our intellectual property and proprietary rights from unauthorized use, the value of our products may be reduced, which could negatively impact our business. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets and produce or sell the same or similar products. In addition, protecting our intellectual property and other proprietary rights is expensive and diverts critical managerial resources. If we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be adversely affected.

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

The consumer electronics industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which results in protracted and expensive litigation for many companies. Other companies with greater financial and other resources than us have gone out of business from costs related to patent litigation and from losing a patent litigation. We may be exposed to future litigation by third parties based on claims that our technologies or activities infringe the intellectual property rights of others. Although we try to avoid infringement, there is the risk that we will use a patented technology owned or licensed by another person or entity and be sued for patent infringement or infringement of another party’s intellectual property or proprietary rights.  If we or our products are found to infringe the intellectual property or proprietary rights of others, we may have to pay significant damages or be prevented from making, using, selling, and offering for sale or importing such products or services or from practicing methods that employ such intellectual property or proprietary rights.

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

If we grow our business to customers located in the United States as well as customers located outside of the United States as we intend, we expect to become subject to the risks arising from adverse changes in both domestic and global economic and political conditions. For example, the direction and relative strength of the United States and international economies remains uncertain due to softness in the housing markets, difficulties in the financial services sector and credit markets and continuing geopolitical uncertainties. If economic growth in the United States and other countries continue to slow, the demand for our products could decline. This would likely harm investors view of our business, our results of operations and financial condition.

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

Our directors and officers collectively own approximately 52% of our issued and outstanding common stock.  In addition, one stockholder owns approximately 51% of our issued and outstanding common stock.   As a result, these officers and directors and stockholder are able to exercise significant control over matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Certain transactions are effectively not possible without the approval of these officers and directors and stockholder by virtue of their control over a majority of our outstanding shares, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock.

Our business depends substantially on the continuing efforts of our executive officers and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially, our Chief Executive Officer, Giorgio Johnson. We do not maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience and is generally unfamiliar with the requirements of the United States securities laws and U.S. Generally Accepted Accounting Principles, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management team have never had responsibility for managing a publicly traded company.  Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis.  Specifically, we lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP. Our current Chief Financial Officer, Mirjam Metcalf, has over 20 years of experience in accounting and finance.  Ms. Metcalf graduated from Oakland University with a Bachelor of Science in accounting and finance and has an MBA from the University of Michigan; however, she does not have a Certified Public Accountant (U.S.) or Certified Management Accountant designation.  We will seek to add individual(s) to our Board of Directors and to management positions with additional U.S. GAAP expertise and will continue to provide the current members of the Board of Directors and senior management with educational opportunities to further study U.S. GAAP.

Notwithstanding these efforts, our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404(a) of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities.  Management believes that its internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules.  Management realize there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

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

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we would be able to conclude that our internal control over financial reporting is effective at fiscal year-end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with management’s assessment or conclude that our internal control over financial reporting is operating effectively.

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

Pursuant to our Articles of Incorporation, we have, as of the date of this Report, 121,212,122 shares of common stock authorized and 1,500 shares of preferred stock authorized.  As of April 13, 2012, we have 37,700,000 shares of common stock issued and outstanding, 3,655,000 authorized and unissued, and zero shares of preferred stock issued and outstanding.  As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock and preferred stock without shareholder approval, which, if issued, could cause substantial dilution to our existing shareholders.

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

The issuance of our common stock to Socius may cause dilution and the sale of the shares of common stock acquired by Socius could cause the price of our common stock to decline.

We have entered into the Purchase Agreement with Socius, pursuant to which we may issue a significant number of shares of our common stock to Socius upon the automatic exercise of the Warrant and the Additional Investment Right, all of which are expected to be freely tradable. The number of shares ultimately offered for sale by Socius is dependent upon the number of shares acquired by Socius under the Purchase Agreement. The purchase price for the common stock to be issued to Socius upon the automatic exercise of the Warrant and the Additional Investment Right pursuant to the Purchase Agreement will fluctuate based on the price of our common stock.  Depending upon market liquidity at the time, a sale of shares by Socius at any given time could cause the trading price of our common stock to decline.  We can elect to direct purchases of our Series A Preferred Stock in our sole discretion provided that certain conditions are met, and therefore Socius may ultimately acquire all, some or none of the shares of common stock we will use our best efforts to register in a Registration Statement on Form S-1. After Socius has acquired such shares, it may sell all, some or none of such shares. Therefore, issuances to Socius by us under the Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock. The issuance of a substantial number of shares of our common stock to Socius, the sale of a substantial number of shares of our common stock by Socius, or the anticipation thereof, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Socius and we may terminate the Purchase Agreement upon 30 days’ advance written notice.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 2.  PROPERTIES.

We maintain our corporate office at 2156 NE Broadway, Portland, Oregon, 97232 pursuant that certain Lease Agreement with Weston Investment Co. LLC (dba American Property Management Corp) at a cost of $4,175 per month with a lease term ending June 30, 2013.

ITEM 3. LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities.  None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Our common stock is currently listed for trading on the Over-the-Counter Bulletin Board maintained by the Financial Industry Regulatory Authority (“FINRA”) under the Symbol: “NYXO.”  The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past two fiscal years as quoted on the Over-the-Counter Bulletin Board.

Fiscal Year Ending December 31, 2010	High	Low
First Quarter - March 31, 2010	$0.594	$0.215
Second Quarter - June 30, 2010	$0.413	$0.223
Third Quarter - September 30, 2010	$0.908	$0.330
Fourth Quarter - December 31, 2010	$0.908	$0.330

Fiscal Year Ending December 31, 2011	High	Low
First Quarter - March 31, 2011	$0.660	$0.330
Second Quarter - June 30, 2011	$2.475	$0.330
Third Quarter - September 30, 2011	$1.130	$0.430
Fourth Quarter - December 31, 2011	$0.820	$0.140

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions.  All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Approximate Number of Holders of Common Stock

As of March 31, 2012, there were approximately 11 shareholders of record of our common stock.  Such number does not include any shareholders holding shares in nominee or “street name.”

Dividends

We have not declared any cash dividends in the two most recent fiscal years.  The declaration of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is our present intention not to pay any cash dividends in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

During the fiscal year ended December 31, 2011, we did not have any form of stock option plan for the benefit of our directors, officers or employees and we did not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.  Subsequent to our fiscal year ended December 31, 2011, on March 22, 2012, our shareholders adopted the 2012 Equity Incentive Plan (the “Plan”) and reserved 4,500,000 shares of the Company’s common stock for issuance thereunder to officers, directors, employees, consultants and other service providers of the Company.  No awards of any kind have been issued under the Plan as of the date of this Annual Report.

Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2011, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

Between October 4, 2011 and December 31, 2011 we sold 2,400,000 shares of our common stock for cash proceeds totaling in exchange for cash totaling $360,000 in accordance with our form of Securities Purchase Agreement.  We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

ITEM 6.   SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the year ended December 31, 2011 and for the period of July 8, 2010 (inception) to December 31, 2010.  The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report.

OVERVIEW

On July 5, 2011, we closed our Share Exchange Agreement with Nyxio Technologies, Inc. (“Nyxio”) through the issuance of 22,500,000 shares of our common stock for 100% of the outstanding shares of Nyxio.  As a result of the Share Exchange Transaction, Nyxio became our wholly-owned subsidiary.

Through our wholly-owned subsidiary, we develop and provide innovative technology for the consumer electronics market at a reasonable cost with an integrated solutions platform.  We are determined to become a leading-edge driver and developer of technology across a wide range of vertical markets that include retail, education, and distribution.  We strive to reduce the overall environmental footprint of end users by consolidating key hardware into more efficient devices such as the VioSphere, our flagship product, which management believes is the world’s first TV with a built-in PC.  We are dedicated to bringing the very best innovation to market across a wide range of products that include Tablet PC’s, All in One PC’s, Smart TV’s, and groundbreaking concepts like the Venture Mobile Media Viewers.  Our development process is identifying technological deficiencies within the consumer electronics market and offering products that provide creative solutions.

Since July 8, 2010, the inception date of Nyxio, through December 31, 2011, we have generated revenue of $21,388 and have incurred a net loss of $5,095,876.  Our greatest challenges which have prohibited us from executing our business plan are as follows:

•
Lack of adequate funding to obtain a small inventory, establish a healthy PR campaign, recruit a world class management team, and fund future development to enhance current product features and new products to stay ahead of the technology curve.

•	Manufacturing in Asia – Too far away to monitor quality and suppliers without costly travel.
•	Lack of adequate funding to retain skilled sales team .

Our current and future operations are focused on continuing to carry out our business plan through the marketing and continued development of our current products, including the VioSphere, Omega Classic tablet PC, Venture MMV technology and Ascend keyboards, and our future products, continued development efforts, and the continued evaluation of potential strategic acquisitions and/or partnerships.

Our operations to date have consisted primarily of the following:

•	Enhancing product features and esthetics
•	Negotiations to reduce product cost and enhance quality
•	Building a reliable Bill of Material for all products and sourcing from established suppliers
•
Work with technology partners such as Avnet, Intel, and AMD, with whom we have collaboration agreements, to develop new CPU list of options and board options. To date we have not entered into any Purchase Orders with these partners.

•	Develop new products with alternate revenue streams, such a gaming and cloud commerce
•	Develop clear and concise marketing, sales, and specification literature and tools

Our efforts are directed at generating revenue through the sales of our current products, which are available for purchase at the following locations: Amazon.com., OrderBorder, Rapid Buyer, Focus, University Book Stores, and at our proprietary web-site.

Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Critical Accounting Policies and Estimates

Principles of Consolidation
The financial statements as of December 31, 2011 and for the year then ended include Nyxio Technologies Corporation (“NTC”) and its wholly owned subsidiary, Nyxio Technologies, Inc. (“NTI”).   The financial statements for the period of July 8, 2010 (inception) to December 31, 2010 are that of Nyxio Technologies, Inc. (“NTI”). On July 5, 2011, the Company completed its reverse acquisition with LED Power Group whereby Nyxio Technologies, Inc. was the accounting acquirer and surviving entity. All significant inter-company transactions and balances have been eliminated. NTC and its subsidiary are collectively referred to herein as the “Company”.

Basis of presentation
The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

Inventory
Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

Revenue recognition
The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances.  As of December 31, 2011 and 2010, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

The Company's revenues, which do not require any significant production, modification or customization for the Company's targeted customers and do not have multiple elements, are recognized when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the Company's fee is fixed and determinable; and (iv) collectability is probable.

Substantially all of the Company's revenues are derived from the sales of Smart TV and Tablet PC technology and products.  The Company's clients are charged for these products on a per transaction basis. Pricing varies depending on the product sold.  Revenue is recognized in the period in which the products are sold.

Results of Operations – For the year ended December 31, 2011

On July 5, 2011 we consummated our merger with Nyxio. Pursuant to the agreement, the transaction was accounted for as a reverse merger whereby Nyxio was deemed the accounting acquirer and Nyxio Corp., the legal acquirer accordingly, the financial statements of the Company reflect the historical operating activities of Nyxio and the historical equity of Nyxio Corp. Nyxio was incorporated on July 8, 2010 (inception) and therefore does not have two complete twelve-month periods available for meaningful comparison.

Revenue and Cost of Goods

During the year ending December 31, 2011, we achieved gross revenue of $11,283 which is derived from the sale of our proprietary products including the Omega Classic tablet PC, Venture MMV (mobile media viewer) technology and Ascend keyboard PC products. The corresponding cost of goods sold, comprised primarily of assembly and transportation costs, totaled $7,603 or 67% realizing a gross profit of $3,680 or 33%. As a development stage enterprise, we had limited capital resources available to fund product production nor were we able to fully execute our sales and marketing plan. We believe that our merger activities have provide new opportunities to obtain the necessary capital to fully execute our business plan and further, anticipate monthly revenue growth in 2012 as a result.

Operating Expenses

The Company’s operating expenses for the year ended December 31, 2011 totaled $4,156,865 and consists primarily of a $3,967,500 consulting expense incurred in connection with the fair value of a warrant grant to our CEO, pursuant to our July 2011 Share Exchange Agreement. Additionally, we recognized $190,835 in professional expense which includes our legal and accounting fees. In large, these costs are non-recurring since they specifically related to our July merger activities. Therefore, in 2012, we anticipate seeing a decline in both consulting and professional expenses.

Net (Loss) Income

Net (loss) for the year ended December 31, 2011 was $4,992,038 The Net Loss is primarily the result of the consulting fees described above as well as minimal initial revenues generated during the first full operational and transitional year.

Period from inception, July 8, 2010, to December 31, 2011

Since July 8, 2010 (inception) through December 31, 2011, our revenue has totaled $21,388 and we have incurred a net losses of $5,095,876, primarily due to consulting fees paid during 2011.  We expect to continue to have negative cash flows as our business plan is implemented, however we expect to see swift results from the implementation of our sales and marketing plan and expect to see significant improvement during 2012 and beyond.

Liquidity and Capital Resources

Overview

As of December 31, 2011, we had cash and equivalents on hand of $1,341, and a working capital (deficit) of $314,265.  We determined that our cash on hand and working capital were not sufficient to meet our current anticipated cash requirements.  As such, we evaluated several options to obtain short term financing and entered into a Securities Purchase Agreement with ICG USA, LLC as discussed below.  While we hope to see a significant increase in revenue towards the latter part of the second quarter of 2012, we will continue to rely on funds obtained through the issuance of debt and equity securities throughout 2012.  We may enter into further debt and equity agreements to fund operations and inventory requirements if management feels it is required, and we expect to see sharp increases in revenues to fund future operating expenses. Our operations to date have been primarily funded through the issuance of debt and equity securities

Specifically, on June 30, 2011, we entered into a promissory note with Coach Capital LLC in the amount of $111,000 (the “Coach Note”).  The Coach Note is unsecured, bears interest at 10% per annum and is due on demand.  The holder of the Coach Note may elect to convert all or part of the indebtedness owing under the Coach Note into our securities at such rate as that being offered to investors at the time of conversion.  During the year ended December 31, 2011, we sold 1,555,000 shares of our common stock to certain accredited investors in exchange for cash totaling $777,500 in accordance with our form of Securities Purchase Agreement requiring payment equal to $0.50 per share. In the fourth quarter of 2011 we sold an additional 2,100,000 shares of our common stock in exchange for cash totaling $210,000 in accordance with our form of Securities Purchase Agreement requiring payment equal to $0.10 per share.

Subsequent to our fiscal year ended December 31, 2011, on February 16, 2012, we entered into a Securities Purchase Agreement with and issued a Convertible Promissory Note in the amount of $200,000, at 6% interest per annum, to ICG USA, LLC (the “ICG Note”).  The ICG Note is convertible into shares of our common stock beginning six months after the date of issuance of the ICG Note at the discretion of ICG USA, LLC.  The ICG Note is due February 16, 2013.

Additionally, on February 21, 2012, we entered into a securities purchase agreement (the “Purchase Agreement”) with Socius CG II, Ltd., a Bermuda exempted company (“Socius”).  Under the terms and subject to the conditions of the Purchase Agreement, we have the right, in our sole discretion, over a term of two years from the closing of the Purchase Agreement, to demand through separate tranche notices that Socius purchase up to a total of $5 million of redeemable Series A Preferred Stock. In order to effectuate a future issuance of Series A Preferred Stock, on March 22, 2012, after receiving approval of a majority of our outstanding common stock, we filed an amendment to our Articles of Incorporation to designate 1,500 shares of blank check preferred stock, and on March 26, 2012, we filed a Certificate of Designations of Preferences, Rights and Limitations to authorize the issuance of 1,100 shares of Series A Preferred Stock.  In our sole discretion, we have the right to issue to Socius, subject to the terms and conditions of the Purchase Agreement, one or more tranche notices to purchase a certain dollar amount of such Series A Preferred Stock.   As of the date of this Annual Report, we have not provided Socius with a tranche notice and no Series A Preferred Stock has been issued.

To meet our future objectives, we will need to meet our revenue objectives and/or sell additional equity and debt securities, which could result in dilution to current shareholders.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to its shares and classified as shareholder’s equity or that are not reflected in its consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to it or engages in leasing, hedging or research and development services with it.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments due by Period
Contractual Obligations At December 31, 2011	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total

Operating Lease Obligations	$25,048	25,799			$50,847
Debt Obligations	305,137				305,137
Capital Expenditure Obligations
Purchase Obligations
Other Long-Term Liabilities

The above table outlines our obligations as of December 31, 2011 and does not reflect any changes in our obligations that have occurred after that date.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements annexed to this Form 10-K for the year ended December 31, 2011 begin on page F-1 and have been examined by our independent accountants, Weaver Martin & Samyn, LLC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2011 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the

Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

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

Our present management feels the weaknesses identified above have not had any material effect on our financial results. We will endeavor to correct the above noted weaknesses in internal controls by the end of 2012. With the addition of other staff, the segregation of duties issue will be addressed and will no longer be a concern to management.

Our present management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  To that end, on board of directors approved the adoption of an insider trading policy, code of ethical conduct, and disclosure controls and procedures on September 26, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION.

Issuance of Shares to JT Trading LLC

On January 27, 2012, we issued an aggregate of 200,000 shares of our common stock to JT Trading LLC as consideration for services rendered by JT Trading LLC to the Company (“JT Trading Shares”).  The JT Trading Shares were issued upon exemption provided by Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

Convertible Note with ICG USA, LLC

On February 16, 2012 we entered into a Securities Purchase Agreement with and issued a Convertible Promissory Note in the amount of $200,000, at 6% interest per annum, to ICG USA, LLC (the “ICG Note”).  The proceeds of the ICG Note were used for working capital.  The ICG Note is convertible into shares of our common stock beginning six months after the date of issuance of the ICG Note at the discretion of ICG USA, LLC.  The ICG Note is due February 16, 2013.  The ICG Note was issued in reliance upon exemption provided by Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

Sales of Common Stock - Nov. 2011 through February 2012

Beginning November 1, 2011 through February 21, 2012, we sold 3,850,000 shares of our common stock to certain accredited investors in exchange for cash totaling $385,000 in accordance with our form of Securities Purchase Agreement requiring payment equal to $0.10 per share. All of the foregoing shares of common stock were sold in reliance upon the exemption provided by Regulation S of the Securities Act of 1933, as amended.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the present directors and executive officers of the Company.  Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers.  Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position	Since
Giorgio Johnson	45	Director, Chief Executive Officer & President	2011
Mirjam Metcalf	52	Director, Chief Financial Officer, Treasurer & Secretary	2011
David Dabau	52	Director, Chief Operating Officer	2011

The Board of Directors is comprised of only one class.  All of the directors serve for a term of one year and until their successors are elected at the Company’s Annual Shareholders’ Meeting and are qualified, subject to removal by the Company’s shareholders.   Each executive officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Our Board of Directors believes that all members of the Board and all executive officers encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests.  The information below with respect to our directors and executive officers includes each individual’s experience, qualifications, attributes, and skills that led our Board of Directors to the conclusion that he or she should serve as a director and/or executive officer.

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employees of the Company.

Giorgio Johnson, Director, Chief Executive Officer & President

Mr. Johnson has over 20 years of experience in the technology field.  In 2007, Mr. Johnson founded Nyxio Technologies LLC, the predecessor entity to Nyxio Technologies, Inc., our wholly-owned subsidiary, and has served as its chief executive officer since inception.  Mr. Johnson is also the owner of For Eye Styles, an eyewear retailer, founded in 2007.  Mr. Johnson is currently the President of For Eye Styles, a position he has held since its inception.  Further, since 2004, Mr. Johnson has served as the president and founder of EEI International, a talent management, multimedia and entertainment company.  Mr. Johnson has also served as a consultant to NL Jacobsen Enterprises and the Davis Company, lending IT and systems integration expertise to clients such as Philips in the Netherlands, Chartered in Singapore and other businesses through Asia and Europe.  Prior to that, Mr. Johnson worked as a systems integration engineer for PRI Automation and Brooks Automation, integrating systems at companies such as Intel, IBM France, IBM Vermont, Atmel, Micron, Anam, Samsung, LSI and Lucent.

Mr. Johnson has a Bachelor of Science in electrical engineering from Portland State University.  Mr. Johnson’s prior business and technical experience provides our Board with a perspective of someone with knowledge in multiple facets of company operations and strategy, particularly in the technology sector.

Mirjam Metcalf, Director, Chief Financial Officer, Treasurer & Secretary

Mirjam Metcalf has over 20 years of experience in accounting and finance.  Ms. Metcalf currently serves as Vice President of Finance of Nyxio, our wholly-owned subsidiary, a position she has held since 2010.  In addition, since 2008, Ms. Metcalf has operated her own tax solution company which provides assistance to all entities required to report taxes, including individuals, partnerships, corporations and trusts.  From 1996 to 2002, Ms. Metcalf was a Managing Principal consultant with Oracle Corporation, where she implemented the organization’s e-business suite of financial and human capital applications at Fortune 500 companies around the world.  Further, from 1987 to 1996, Ms. Metcalf was financial comptroller at EDS’ Manufacturing Consulting SBU, where she managed all accounting responsibilities including financial planning, preparation and presentation of statements, budgeting, internal controls and computer systems.

Ms. Metcalf graduated from Oakland University with a Bachelor of Science in accounting and finance and has an MBA from the University of Michigan.  Ms. Metcalf’s financial and management acumen, and accounting experience as a financial controller, provides considerable practical value to our goals and to the Board.

David Dabau, Director & Chief Operating Officer

Mr. Dabau’s broad industry expertise includes manufacturing, purchasing, materials management and financial operations.  Mr. Dabau is currently the Chief Operations Officer of Nyxio, our wholly-owned subsidiary, a position he has held since 2010.  Prior to his engagement with Nyxio, Mr. Dabau spent four years (2006 to 2010) as Chief Operations Officer at S2 Automation, LLC in Rio Rancho, New Mexico, where he performed several key operational functions for a global provider of automation systems engineering, manufacturing and project management.  From 2004 to 2006, Mr. Dabau was Senior Project Manager at Daifuku America Corporation in Salt Lake City, Utah, where he was responsible for a multitude of projects in semiconductor manufacturing.  He also gained experience in the medical imaging field in the western U.S., Mexico and Korea while serving as a regional Project Manager for CTI Molecular Imaging from 2003 to 2004.  Further, from 1994 to 2003, Mr. Dabau was a Shift Manager and Senior Implementation Manager for Brooks-PRI Automation, Inc. where he was involved with various global AMHS projects in Korea, Taiwan, SE Asia, Israel and Europe.

Mr.  Dabau received a Bachelor of Science in Business Management from the University of Phoenix and holds a project management professional certification (PMP) from the Project Management Institute. Mr. Dabau’s broad industry expertise ranging across a career encompassing 25 plus years in manufacturing, purchasing, materials management and financial operations, gives him unique insights into our challenges, opportunities and operations, and as such, provides a beneficial perspective to our Board.

Family Relationships

There are no family relationships between or among any of our directors, executive officers and incoming directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board of Directors held no formal meetings in the prior fiscal year.  All proceedings of the Board of Directors were conducted by resolutions, consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

We do not currently have a standing audit, nominating or compensation committee of the Board of Directors, or any committee performing similar functions.  Our Board of Directors performs the functions of audit, nominating and compensation committees.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.

Audit Committee Financial Expert

We currently have not designated anyone as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K as we have not yet created an audit committee of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company.  Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business.  Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders.  If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws.  Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o Nyxio Technologies Corporation, 2156 NE Broadway, Portland, Oregon 97232.

Director Nominations

As of December 31, 2011, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Giorgio Johnson currently serves as the Company’s principal executive officer and a director.  The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources.  The Board of Directors will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company.  It is anticipated that the Board of  Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all Company directors, officers and employees which is available on our website at: http://www.nyxio.com/about-nyxio/ethics/

ITEM 11.   EXECUTIVE COMPENSATION.

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended December 31, 2011 and 2010 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Giorgio Johnson, Director, President and Chief Executive Officer	2011	$17,320	3,145 -	- -	- -	- -	- -	$20,465 -
	2010	-
Mirjam Metcalf, Director, Chief Financial Officer, Treasurer and Secretary	2011	$17,014	- -	- -	- -	- -	- -	$17,014 -
	2010	-
David Dabau, Director and Chief Operating Officer	2011	$28,500	- -	- -	- -	- -	$7,150 -	$35,650 -
	2010	-
John J. Lennon, Former Director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer(1)	2011	-	- -	- -	- -	- -	- -	- -
	2010	-
_______________

(1) Mr. Lennon resigned as President and Chief Executive Officer of the Company effective July 4, 2011.  Effective July 5, 2011, Mr. Lennon resigned as Chief Financial Officer, Treasurer and Secretary of the Company.  Mr. Lennon resigned as a member of the Company’s Board of Directors effective August 9, 2011.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company.  We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. As a result, we have omitted this table.

Employment Agreements

We have entered into employment agreements with Giorgio Johnson and Mirjam Metcalf, per the following:

Agreement with Giorgio Johnson for Services as Chief Executive Officer

On June 1, 2011, we entered into an employment agreement with Giorgio Johnson, our Chief Executive Officer.  Mr. Johnson’s employment agreement is at-will, and as such, it can be terminated at any time by either party with or without cause and with or without notice.  Mr. Johnson’s employment agreement provides for annual compensation of $24,000, payable bi-monthly.  Effective January 1, 2012, Mr. Johnson’s annual compensation is increased to $48,000, payable bi-monthly.

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

Ms. Metcalf’s independent contractor agreement was terminated in September 2011, and on September 9, 2011, we entered into an employment agreement with Ms. Metcalf.  Under the terms of Ms. Metcalf’s employment agreement, Ms. Metcalf will receive annual compensation of $30,042, payable bi-monthly.  Ms. Metcalf’s employment agreement is at-will, and as such, it can be terminated at any time by either party with or without cause and with or without notice.

Other than as noted above, none of our executive officers or directors received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.  However, we intend to review and consider future proposals regarding board compensation.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

As each of our current and former directors also served as an executive officer of the Company in the fiscal year ended December 31, 2011, we have omitted the director compensation table.  Please see the executive compensation table above for a discussion of the total compensation paid to our directors for the fiscal year ended December 31, 2011.

Stock Option Plans - Outstanding Equity Awards at Fiscal Year End

None.

Pension Table

None.

Retirement Plans

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement.  There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement, or any other termination of employment with our company, or from a change in the control of our Company.

Compensation Committee

The Company does not have a separate Compensation Committee.  Instead, the Company’s Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers the Company’s stock option plans and other benefit plans, if any, and considers other matters.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information as of April 10, 2012, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock.  As of April 10, 2012, there were 37,700,000 shares of common stock outstanding.  As of April 10, 2012, none of our preferred stock was issued and outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage Beneficially Owned

Directors and Executive Officers
Giorgio Johnson c/o Nyxio Technologies Corporation 2156 NE Broadway Portland, OR 97232	19,125,000	50.73%
Mirjam Metcalf c/o Nyxio Technologies Corporation 2156 NE Broadway Portland, OR 97232	-	-
David Dabau c/o Nyxio Technologies Corporation 2156 NE Broadway Portland, OR 97232	-	-
All Officers and Directors as a Group	19,125,000	50.73%
5% Shareholders
None.

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.  Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2011 no securities were authorized for issuance under equity compensation plans.  Subsequent to our fiscal year ended December 31, 2011, on March 22, 2012, our shareholders adopted the 2012 Equity Incentive Plan (the “Plan”) and reserved 4,500,000 shares of the Company’s common stock for issuance thereunder to officers, directors, employees, consultants and other service providers of the Company.  No awards of any kind have been issued under the Plan as of the date of this Annual Report.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose.   In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Transfer Agent

Our transfer agent is Holladay Stock Transfer, Inc., and is located at 2939 N 67th Place Scottsdale, AZ 85251. Their telephone number is (480) 481-3940.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Party Transactions

On July 5, 2011, we entered into the Exchange Agreement.  As a result of the Share Exchange Transaction, the Nyxio Shareholders received an aggregate of 22,500,000 shares of our common stock and Mr. Johnson received a warrant to purchase up to 37,500,000 shares of our common stock at $0.01 per share, in exchange for 100% of the issued and outstanding capital stock of Nyxio representing approximately 60% of our 38,378,295 issued and outstanding shares of common stock as at that date.  Mr. Giorgio Johnson was the Chief Executive Officer, a director and a shareholder of Nyxio prior to the Closing of the Share Exchange Transaction.  Mr. Johnson is also our President, Chief Executive Officer and a director of the Company.  Accordingly, the Share Exchange Transaction was a related party transaction.  Mr. Johnson was the recipient of 19,125,000 shares of our common stock and warrants to purchase 37,500,000 shares of common stock issued in accordance with the Share Exchange Transaction.  Furthermore, Mirjam Metcalf was the Vice President of Finance of Nyxio and, as a result of the Closing of the Share Exchange Transaction, was appointed the Chief Financial Officer, Secretary and Treasurer of the Company.

We have entered into employment agreements with Mr. Johnson and Ms. Metcalf.  On September 9, 2011, we entered into an employment agreement with Ms. Metcalf.  Under the terms of Ms. Metcalf’s employment agreement, Ms. Metcalf will receive annual compensation of $30,042, payable bi-monthly.  Ms. Metcalf’s employment agreement is at-will, and as such, it can be terminated at any time by either party with or without cause and with or without notice.

On June 1, 2011, we entered into an employment agreement with Giorgio Johnson, our Chief Executive Officer.  Mr. Johnson’s employment agreement is at-will, and as such, it can be terminated at any time by either party with or without cause and with or without notice.  Mr. Johnson’s employment agreement provides for annual compensation of $24,000, payable bi-monthly.  Effective January 1, 2012, Mr. Johnson’s annual compensation is increased to $48,000, payable bi-monthly.

In October 2011, we issued a promissory note to Ms. Metcalf, our Chief Financial Officer, in the amount of $10,578, in exchange for Ms. Metcalf’s payment of certain Company liabilities on behalf of the Company. The promissory note bears interest at a rate of 8% per annum and matures on June 30, 2012. As of December 31, 2011, the principal balance of the promissory note was $10,578 and accrued interest was $253.

Other than as set forth above, none of our current officers or directors have been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Review, Approval or Ratification of Transactions with Related Persons

Although we have adopted a Code of Ethics, we still rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest.  Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family.  Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred.  If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any.  Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

During the year ended December 31, 2011, we had no independent directors on our board.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weaver Martin & Samyn, LLC for the fiscal periods shown.

	December 31, 2011	December 31, 2010
Audit Fees	$34,250	$17,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$34,250	$17,500

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended December 31, 2011.  The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a)           Financial Statements:

 (b)           Exhibits:

Exhibit No.	Description
2.1	Share Exchange Agreement dated July 5, 2011 (Incorporated herein by reference to our Current Report on Form 8-K filed on July 11, 2011).
3.1(a)	Articles of Incorporation (Incorporated herein by reference to our Quarterly Report on Form 10-Q filed on August 15, 2011).
3.1(b)	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on March 26, 2012).
3.1(c)	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed on March 26, 2012).
3.2	Amended & Restated Bylaws (Incorporated herein by reference to our Definitive Information Statement on Schedule 14C filed on August 23, 2011).
4.1	Warrant to Purchase Common Stock (Incorporated by reference to our Current Report on Form 8-K filed on February 27, 2012).
10.1
Technology License and Services Agreement by and between Nyxio Technologies Corporation and BlueStack Systems, Inc., dated August 18, 2011 (Incorporated herein by reference to our Current Report on Form 8-K filed on August 31, 2011).

10.2
Employment Agreement by and between Nyxio Technologies Corporation and Giorgio Johnson, dated June 1, 2011 (Incorporated herein by reference to our Quarterly Report on Form 10-Q filed on January 11, 2012).

10.3
Employment Agreement by and between Nyxio Technologies Corporation and Mirjam Metcalf, dated September 9, 2011 (Incorporated herein by reference to our Quarterly Report on Form 10-Q filed on January 11, 2012).

10.4	Form of Securities Purchase Agreement (Incorporated herein by reference to our Quarterly Report on Form 10-Q filed on January 11, 2012).
10.5	Form of Common Stock Purchase Warrant (Incorporated herein by reference to our Current Report on Form 8-K filed on July 11, 2011).
10.6	Letter of Intent by and between LED Power Group, Inc. and Nyxio Technologies Corporation, dated May 26, 2011 (Incorporated herein by reference to our Current Report on Form 8-K filed on July 1, 2011).
10.7	Securities Purchase Agreement dated February 21, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on February 27, 2012).

Exhibit No.	Description
10.8	Form of Lock-Up Agreement (Incorporated by reference to our Current Report on Form 8-K filed on February 27, 2012).
10.9	Form of Secured Promissory Note (Incorporated by reference to our Current Report on Form 8-K filed on February 27, 2012).
10.10*	Convertible Promissory Note with ICG USA, LLC dated February 16, 2012.
10.11*	Convertible Note Purchase Agreement with ICG USA, LLC dated February 16, 2012.
10.12*	Lease Agreement with Weston Investment Co. LLC (dba American Property Management Corp), dated June 23, 2011.
14.1	Code of Ethics (Incorporated herein by reference to our Current Report on Form 8-K filed on September 28, 2011).
21	Nyxio Technologies, Inc., an Oregon corporation.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
_________________

* Filed herewith.
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

NYXIO TECHNOLOGIES CORPORATION
(Registrant)

Date: April 16, 2012	By:	/s/ Giorgio Johnson
Giorgio Johnson
Chief Executive Officer (Principal Executive Officer)

Date: April 16, 2012	By:	/s/ Mirjam Metcalf
Mirjam Metcalf
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Giorgio Johnson	Director, Chief Executive
Giorgio Johnson	Officer & President (Principal Executive Officer)	April 16, 2012

/s/ Mirjam Metcalf	Director, Chief Financial Officer,	April 16, 2012
Mirjam Metcalf	Treasurer & Secretary (Principal Financial Officer & Principal Accounting Officer)

/s/ David Dabau	Director, Chief Operating Officer	April 16, 2012
David Dabau

NYXIO TECHNOLOGIES CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	45

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2011 AND 2010	46

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2011 AND FOR THE PERIOD FROM JULY 8, 2010 (INCEPTION) TO DECEMBER 31, 2010 AND 2011	47

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FROM JULY 8, 2010 (INCEPTION) TO DECEMBER 31, 2011	48

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2011 AND FOR THE PERIOD FROM JULY 8, 2010 (INCEPTION) TO DECEMBER 31, 2010 AND 2011	49

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	50 to 59

                                           WEAVER MARTIN & SAMYN LLC

To the Board of Directors
Nyxio Technologies Corporation
Portland, Oregon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Nyxio Technologies Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011 and for the period July 8, 2010 (inception) to December 31, 2011 and 2010. Nyxio Technologies Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nyxio Technologies Corporation as of December 31, 2011 and 2010, and the results of its consolidated operations, stockholders’ equity, and cash flows for the year ended December 31, 2011 and for the period July 8, 2010 (inception) to December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver Martin & Samyn, LLC
Kansas City, Missouri
April 16, 2012

Nyxio Technologies Corporation
(Formerly LED Power Group, Inc.)
(a Development Stage Company)
Consolidated Balance Sheets
	December 31,
	2011	2010

ASSETS
Current assets:
Cash	$1,341	$2,626
Accounts receivable	386	2,002
Inventory	154,456	9,893
Prepaid expenses	19,236	-
Due from related party	22,838	20,538
Total current assets	198,257	35,059

Fixed assets, net of accumulated depreciation of $7,882 and $1,980, respectively	37,924	14,303

Other assets:
Deposits	4,175	2,965
Total other assets	4,175	2,965

Total assets	$240,356	$52,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$172,473	$802
Accrued interest	34,912	7,145
Note payable – related party	11,012	-
Notes payable	294,125	148,118
Total current liabilities	512,522	156,065

Total liabilities	512,522	156,065

Stockholders’ deficit
Common stock; $0.001 par value; 121,212,122 shares authorized
37,500,000 and 100 shares issued and outstanding at December 31, 2011 and 2010, respectively	37,500	-
Common stock authorized and unissued; 3,655,000 and no shares at
December 31, 2011 and 2010, respectively	3,655	-
Additional paid-in capital	4,782,555	100
Deficit accumulated during the development stage	(5,095,876)	(103,838)
Total stockholders’ deficit	(272,166)	(103,738)

Total liabilities and stockholders’ deficit	$240,356	$52,327

The accompanying notes are an integral part to these consolidated financial statements

Nyxio Technologies Corporation
(Formerly LED Power Group, Inc.)
(a Development Stage Company)
Consolidated Statement of Operations
		July 8, 2010	July 8, 2010
	The Year Ended	(Inception) to	(Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

Revenue	$11,283	$10,105	$21,388
Cost of goods sold	7,603	6,718	14,321

Gross profit	3,680	3,387	7,067

Operating expenses
Consulting services	4,156,865	5,564	4,162,428
Depreciation	5,903	1,980	7,883
General and administrative	91,998	16,817	108,815
Professional fees	190,835	651	191,486
Promotional and marketing	104,971	5,705	110,676
Research and development	25,123	-	25,123
Rent expense	54,983	11,089	66,072
Salaries and wages	177,264	40,079	217,343
Travel and entertainment	159,640	18,156	177,797
Total operating expenses	4,967,582	100,040	5,067,622

Net loss from operations	(4,963,902)	(96,653)	(5,060,555)

Other income (expense)

Interest expense	(28,136)	(7,185)	(35,321)
Total other income (expense)	(28,136)	(7,185)	(35,321)

Net loss	$(4,992,038)	$(103,838)	$(5,095,876)

Basic and fully diluted loss per common share	$(0.16)	$(1,038.38)
Basic and fully diluted - weighted average
common shares outstanding	30,784,375	100

The accompanying notes are an integral part to these consolidated financial statements

Nyxio Technologies Corporation
(Formerly LED Power Group, Inc.)
(a Development Stage Company)
Statement of Stockholders' Equity

					(Deficit)
					Accumulated
			Additional	Common	During	Total
	Common Stock		Paid-in	Shares	Development	Stockholders'
	Shares	Amount	Capital	Unissued	Stage	Equity

Balance July 8, 2010 (inception)	-	$-	$-	$-	$-	$-

July 8, 2010 -
Founders' shares issued	100	-	100	-	-	100

Net (loss)	-	-	-	-	(103,838)	(103,838)
Balance, December 31, 2010	100	-	100	-	(103,838)	(103,738)

Shares issued for cash pursuant
to Securities Purchase Agreement	-	-	983,845	3,655	-	987,500

Reverse merger eliminations	37,499,900	37,500	(168,890)	-	-	(131,390)

Warrants issued per Merger Agreement
- Related party	-	-	3,967,500	-	-	3,967,500

Net (loss)	-	-	-	-	(4,992,038)	(4,992,038)

Balance, December 31, 2011	37,500,000	$37,500	$4,782,555	$3,655	$(5,095,876)	$(272,166)

The accompanying notes are an integral part to these consolidated financial statements

Nyxio Technologies Corporation
(Formerly LED Power Group, Inc.)
(a Development Stage Company)
Consolidated Statement of Cash Flows

	The Year	July 8, 2010	July 8, 2010
	Ended	(Inception) to	(Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

Cash flows from operating activities:
Net (loss)	$(4,992,038)	$(103,838)	$(5,095,876)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	5,903	1,979	7,882
Non-cash services provided by related party	10,375	28,500	38,875
Warrants issued for services	3,967,500	-	3,967,500
Decrease (increase) in assets:
Accounts receivable	1,616	(2,002)	(386)
Inventory	(144,563)	(2,006)	(146,569)
Prepaid expenses	(18,494)	-	(18,494)
Other assets	(1,210)	-	(1,210)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	170,429	394	170,822
Accrued interest	24,839	7,145	31,983
Accrued interest - related party	254	-	254
Net cash (used) by operating activities	(975,389)	(69,828)	(1,045,219)

Cash flows from investing activities:
Payment (issuance) of note receivable - related party	(12,675)	5,400	(7,275)
Purchase of property and equipment	(29,524)	(3,421)	(32,944)
Net cash (used) in investing activities	(42,199)	1,979	(40,219)

Cash flows from financing activities:
Cash contributed by related party - See note 5	-	5,984	5,984
Cash acquired through merger	45	-	45
Proceeds from notes receivable	19,500	64,491	83,991
Payments on notes receivable	(1,500)	-	(1,500)
Proceeds from notes payable - related party	10,758	-	10,758
Proceeds from sale of common stock	987,500	-	987,500
Net cash provided by financing activities	1,016,303	70,475	1,086,778

Net increase (decrease) in cash	(1,285)	2,626	1,341
Cash, beginning of period	2,626	-	-
Cash, end of period	$1,341	2,626	$1,341

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$167	$-	$167

Supplemental non-cash disclosures:
Warrants issued for services	$3,967,500	$-	$3,967,500

The accompanying notes are an integral part to these consolidated financial statements

Nyxio Technologies Corporation
(Formerly LED Power Group, Inc.)
(a Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 1 – Significant Accounting Policies and Procedures

Organization
Nyxio Technologies Corporation (“the Company”) was incorporated under the name of Drayton Harbor Resources, Inc., in the State of Nevada on June 8, 2006. On January 22, 2009, the Company changes its name to LED Power Group, Inc. (“LED”) as a result of its Agreement and Plan of Merger with LED Power Group, Inc. a Nevada corporation (“LPI”). On June 14, 2011, the Company changed its name to Nyxio Technologies Corporation (“NTC”) in anticipation of the acquisition of Nyxio Technologies, Inc. (“NTI”). On July 5, 2011, NTI merged with NTC whereby NTC represents the legal acquirer and NTI the accounting acquirer. Pursuant to Accounting Stands Codification Topic 840, the transaction was treated as a reverse acquisition. As such, in the presentation of the consolidated financial statements, the historical activity of NTI has come forward with an adjustment to equity to carryforward the historical equity of NTC. Pursuant to the merger agreement, NTC issued 22,500,000 shares of its common stock in exchange for 100% of the outstanding shares of NTI which were 100. Upon closing of the reverse acquisition, the Company is now listed on the Over-the-Counter Bulletin Board under the symbol NYXO.

The Company utilizes its wholly-owned subsidiary, NTI for the execution of its business plan, which is to deliver high-quality, cutting-edge products to the consumer electronics industry by consolidating key hardware into more efficient devices. NTI’s primary product is the VioSphere Smart TV, a flat screen TV with a fully integrated personal computer. The Company focuses on identify gaps in the consumer electronics market and then developing creative products to fill those voids, including Tablet PC’s, Smart TV’s, all-in-one PCs and mobile media viewers.

Principles of Consolidation
The financial statements as of December 31, 2011 and for the year then ended include Nyxio Technologies Corporation (“NTC”) and its wholly owned subsidiary, Nyxio Technologies, Inc. (“NTI”).   The financial statements for the period of July 8, 2010 (inception) to December 31, 2010 are that of Nyxio Technologies, Inc. (“NTI”). On July 5, 2011, the Company completed its reverse acquisition with LED Power Group whereby Nyxio Technologies, Inc. was the accounting acquirer and surviving entity. All significant inter-company transactions and balances have been eliminated. NTC and its subsidiary are collectively referred to herein as the “Company”.

Basis of presentation
The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

Cash and cash equivalents
The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2011 and December 31, 2010, the Company had no cash equivalents.

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

Inventory
Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of December 31, 2011 and December 31, 2010, finished goods inventory was $154,456 and $9,893, respectively.

Nyxio Technologies Corporation
(Formerly LED Power Group, Inc.)
(a Development Stage Company)
Notes to the Consolidated Financial Statements

Fixed Assets
Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment areretired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

                      Equipment                                        3-5 years
                                  Furniture                                          7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there were no impairments needed as of December 31, 2011 or 2010.  Depreciation expense for the year ended December 31, 2011, for the period from July 8, 2010 (inception) to December 31, 2010, was $5,903 and $1,940, respectively.

Revenue recognition
The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances.  As of December 31, 2011 and 2010, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

The Company's revenues, which do not require any significant production, modification or customization for the Company's targeted customers and do not have multiple elements, are recognized when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the Company's fee is fixed and determinable; and (iv) collectability is probable.

Substantially all of the Company's revenues are derived from the sales of Smart TV and Tablet PC technology and products.  The Company's clients are charged for these products on a per transaction basis. Pricing varies depending on the product sold.  Revenue is recognized in the period in which the products are sold.

Loss per share
The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. At December 31, 2011 and December 31, 2010 the Company had no potential common shares that have been excluded from the computation of diluted net loss per share.

Income taxes
The Company follows ASC subtopic 740-10 for recording the provision for income taxes.  ASC 740-10 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Nyxio Technologies Corporation
(Formerly LED Power Group, Inc.)
(a Development Stage Company)
Notes to the Consolidated Financial Statements

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 2011 and 2010 due to their short-term nature.

Long-lived assets
The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value.  For the six-months ended December 31, 2011, and the year ended December 31, 2011, the Company determined that none of its long-term assets were impaired.

Use of estimates
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

Advertising
The Company expenses advertising costs as incurred.  The Company’s advertising expenses were $16,100 for the year ended December 31, 2011, and $5,707 for the period from July 8, 2010 (inception) to December 31, 2010.

Research and development
Research and development costs are expensed as incurred. During the year ended December 31, 2011, for the period from July 8, 2010 (inception) to December 31, 2010, research and development costs were $25,123 and $0, respectively.

Concentration of Business and Credit Risk
The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.  The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash.  The Company maintains its cash in bank accounts which, may at times, exceed federally-insured limits.

Financial instruments which potentially subject the Company to concentrations of business risk consist principally of availability of suppliers. As of December 31, 2011, the Company was dependent on approximately two vendors for 85% of product supply.

Share-Based Compensation
The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.”   Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date. The Company calculates the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.  The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns.

The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

For the year ended December 31, 2011 and the period from July 8, 2010 (inception) to December 31, 2010, the Company recorded share-based compensation expense related to warrants granted in connection with its July 5, 2011 merger to its CEO of $3,967,500 and $0, respectively.

Nyxio Technologies Corporation
(Formerly LED Power Group, Inc.)
(a Development Stage Company)
Notes to the Consolidated Financial Statements

Recent accounting pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this update, FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements

International Financial Reporting Standards:

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

Year-end
The Company has adopted December 31, as its fiscal year end.

NOTE 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has not yet achieved profitable operations and since its inception (July 8, 2010 through December 31, 2011 the Company had accumulated losses of $5,095,876 and a working capital deficit of $314,264. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Nyxio Technologies Corporation
(Formerly LED Power Group, Inc.)
(a Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 3 - Accounts receivable

Accounts receivable consist of the following:
	December 31,	December 31,
	2011	2010
Trade accounts receivable	$386	$2,002
Due from related party	22,838	20,538
Less: Allowance for doubtful accounts	-	-
	$23,224	$22,540

As of December 31, 2011 and December 31, 2010, respectively, the Company had not established an allowance for doubtful accounts.

NOTE 4 - Property and equipment

The following is a summary of property and equipment:
	December 31,	December 31,
	2011	2010
Furniture and fixtures	$11,612	$6,765
Software	11,945	681
Computers and equipment	22,249	8,837
Less: accumulated depreciation	7,882	1,980
	$37,924	$14,303

Depreciation for the year ended December 31, 2011 and the period from inception (July 8, 2010) to December 31, 2010 was $5,903 and $1,980, respectively.

NOTE 5 - Related party transactions

All intercompany transactions have been eliminated in consolidation.  All intercompany balances do not bear interest.

Related party receivable
At the Company’s inception (July 8, 2010) the sole officer and shareholder contributed all the assets and liabilities distributed to him from his former limited liability company which was dissolved on July 2, 2010. At the date of contribution, the fair value of the liabilities contributed exceeded that of the assets by $54,438, which has been recorded as a related party receivable.

The contributed assets and liabilities, including the amount due from the related party are as follows:

Assets:
Cash	$5,984
Inventory	7,877
Fixed assets, at fair value	12,863
Due from related party	54,438
Deposits held	2,965
Total assets contributed	$84,127

Liabilities:
Accrued liabilities	$500
Note payable	83,627
Total liabilities contributed	$84,127

On July 8, 2010 (inception) the Company issued 100 shares of its common stock to its sole officer as founder’s shares in exchange for cash of $100. During the period from inception (July 8, 2010) and December 31, 2010, the Company’s sole officer donated his services valued at $28,500 which was recorded as a reduction on the amount due from him. In addition, the officer made cash payments totaling $5,400 as further reductions in his related party receivable due to the Company.

During the year ended December 31, 2011, the aforementioned officer donated additional services valued at $10,375 which has been recorded as a reduction in the officers’ receivable balance. Additionally, the Company advanced $14,516 to the officer for personal expenses and received repayment in the amount of $1,841.

As of December 31, 2011 and December 31, 2010, the amounts due from the officer totaled $22,838 and $20,538, respectively.

Nyxio Technologies Corporation
(Formerly LED Power Group, Inc.)
(a Development Stage Company)
Notes to the Consolidated Financial Statements

Merger warrants
In connection with the Company July 5, 2011 merger activities, the Company issued a warrant to purchase up to 37,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share to its chief executive officer and majority shareholder. The warrant has a term of twenty-four months expiring on July 1, 2013 and is subject to performance conditions. The performance conditions allow for the warrant to be exercisable in four increments of 9,375,000 for each $1,000,000 of cumulative realized revenue over the twenty-four month term. As of December 31, 2011, performance conditions have not been met therefore, no portion of the warrant is exercisable. On the date of grant, the estimated fair value of each warrant share using the Black-Scholes model is $0.42 per share utilizing a strike price of $0.01, volatility of 177%, and a risk-free rate of 4.40%. The Company estimated the number of shares that would become exercisable throughout the twenty-four month term based on historical activity and pro forma projections to be 9,375,000 resulting in an estimated fair value of $3,967,500 which has been recorded as compensation as of December 31, 2011.

Employment/Consulting commitments
One June 1, 2011, the Company entered into an Employment Agreement with its chief executive officer. The initial term of the agreement covers a three-year period commencing on June 1, 2011 and required annual compensation payment of $24,000. On January 1, 2012, the original agreement was amended to provide for an increase in annual compensation from the original $24,000 to $48,000 per year.

On June 1, 2011, the Company issued a Consulting Agreement to its chief financial officer. Pursuant to the agreement, annual consulting fees of $24,000 will be paid per annum for the term of the agreement which was to expire on March 1, 2014. In September 2011, the Company replaced the consulting agreement with an offer of employment with annual compensation of $30,041. Employment is considered “at-will” and therefore can be terminated at any time by either party.

Note payable to a related party
During the year ended December 31, 2011, the Company’s chief financial officer paid certain liabilities totaling $10,578 on behalf of the Company. In October 2011, the Company issued a promissory note for the value of the payment which bears interest at a rate of 8% per annum and matures on June 30, 2012. As of December 31, 2011 the principal balance of the note was $10,578 and accrued interest was $253.

NOTE 6 - Notes payable

Chamisa Technology, LLC
On July 8, 2010, the Company’s chief executive officer and majority shareholder contributed a note payable in the amount of $83,627 which originated from his previously dissolved limited liability company. The note balance contributed represented cash advances of $81,595 and previously accrued interest of $2,032. During the period from inception (July 8, 2010) through December 31, 2010, the Company received additional advances of $64,491 and $18,000 during the year ended December 31, 2011. No formal agreement pertaining to the advances had previously been documented, however pursuant to a verbal agreement between the parties, the balance was due on demand and bears interest at a rate of 12% per annum. March 5, 2012, the Company formalized and acknowledged its liability to Chamisa Technology, LLC in the form of a promissory note. The promissory note is unsecured bears interest at a rate of 12% per annum, and matures on August 31, 2012. Pursuant to the new promissory note, the Company is required to make monthly principal and interest payments through maturity. As of December 31, 2011 and 2010, the unpaid principal balance together with accrued interest totaled $195,232 and $185,418, respectively.

Coach Capital LLC
On June 30, 2011, we issued a promissory note in the amount of $111,000 to Coach Capital, LLC. The note is unsecured, due on demand and bears interest at a rate of 10% per annum. In the event of default, the interest rate will immediately escalate to 30% per annum. As of December 31, 2011, the unpaid principal balance together with accrued interest totaled $116,669.

NOTE 7 – Commitments

Lease agreements
In June 2011, the Company entered into a two-year lease agreement for additional office space commencing July 1, 2011 and expiring June 30, 2013. Pursuant to the terms of the agreement, the new monthly lease amount is $4,175, an increase of $1.210 from the previous lease amount of $2,965. In addition, the Company has paid a security deposit in the amount of $4,175 and is obligated to pay monthly lease payments of $4,175.

Nyxio Technologies Corporation
(Formerly LED Power Group, Inc.)
(a Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 7 – Commitments (con't)

Lease agreements (cont'd)

At December 31, 2011, the Company has recorded rent expense of $42,958 and future minimum lease payments are as follows:
2012	$50,100
2013	20,050
Total	$70,150

NOTE 8- Income taxes

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:
	2011	2010
U.S. Statutory rate	34%	34%
Valuation allowance	(34)%	(34)%
Effective tax rate	-	-

The significant components of deferred tax assets and liabilities are as follows:
	December 31,	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$1,024,539	$103,837
Share-based compensation	3,967,500	-
Total deferred tax assets	4,992,039	103,837

Deferred tax liabilities:
Depreciation differences	(29,523)	(19,631)
Net deferred tax assets	4,962,516	84,206
Less valuation allowance	(4,962,516)	(84,206)
Deferred tax asset – net of valuation allowance	$-	$-

The net change in the valuation for 2011 was $4,878,310

The Company has a net operating loss carryover of approximately $1,128,376 available to offset future income for income tax reporting purposes, which will expire in various years through 2031, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes. We had no material unrecognized income tax assets or liabilities for year ended December 31, 2011 or for the period from inception (July 8, 2010) through December 31, 2010.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the periods ended December 31, 2011 and December 31, 2010, there were no income tax, or related interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal or state income tax examination by tax authorities for years beginning at our inception of July 8, 2010 through current. We are not currently involved in any income tax examinations.

Nyxio Technologies Corporation
(Formerly LED Power Group, Inc.)
(a Development Stage Company)
Notes to the Consolidated Financial Statements
NOTE 9 - Fair value measurement

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

Level I – Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level II – Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level III – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level I	Level II	Level III	Fair Value
December 31, 2011
Cash	$1,341	$-	$-	$1,341
Trade receivables	-	386		520
Inventory	-	154,456	-	154,456
Prepaid and deposits	-	23,411	-	23,411
Note receivable – related	-	22,838	-	22,838
Accounts payable	-	(172,473)	-	(172,473)
Accrued expenses	-	(34,912)	-	(34,912)
Notes payable	-	(305,137)	-	(305,137)
	$1,341	$(311,431)	$-	$(310,090)

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level I	Level II	Level III	Fair Value
December 31, 2010,
Cash	$2,626	$-	$-	$2,626
Trade receivable	-	2,002	-	2,002
Inventory	-	9,893	-	9,893
Prepaid and deposits	-	2,965	-	2,965
Note receivable	-	20,538	-	20,538
Accrued expenses	-	(7,947)	-	(7,947)
Notes payable	-	(148,118)	-	(148,118)
	$2,626	$(120,667)	$-	$(118,041)

NOTE 10 – Shareholders’ equity

Recapitalization
Effective June 14, 2011, the Company effectuated a 1-for-1.65 reverse stock split together with a corresponding reduction from 200,000,000 to 121,212,122 in the number of authorized shares of the common stock, with a par value of $0.001.

Effective November 2, 2009, the Company amended its articles of incorporation to increase its authorized capital to 200,000,000 shares of common stock.

On August 10, 2009, the Company reverse split its issued common shares on the basis of one new share for one hundred old shares, and reduced its authorized capital from 600,000,000 to 6,000,000 shares of common stock.

On January 16, 2009, the Company forward split its issued common shares on the basis of two and one half new shares for one old share.

Nyxio Technologies Corporation
(Formerly LED Power Group, Inc.)
(a Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 10 – Shareholders’ equity (Cont'd)
On January 4, 2008, the Company forward split its issued common shares on the basis of four new shares for one old share.  The Company increased its authorized share capital from 150 million to 600 million shares.

The number of shares referred to in these financial statements has been restated to give retroactive effect on all stock splits.

Common stock issuances
On January 12, 2009, the Company issued 225,000 shares of its common stock to Trussnet Capital Partners (Cayman) Ltd. for all of the issued and outstanding shares of LED Power Group, Inc. pursuant to a merger agreement and underlying assignment agreement.  Under the terms of the agreements, the Company has acquired the license to exclusive rights of certain intellectual property in relation to the production of LED products.  The shares were valued at fair market on the day of the agreements, being $0.92 per share. Effective August 23, 2010, 225,000 shares that had been issued to Trussnet in connection to the license agreement returned to treasury and cancelled.

On September 24, 2009, the Company issued 1,000,000 shares of common stock in exchange for cash proceeds of $10,000 or $0.01 per share.

On December 10, 2009, the Company issued an additional 23,904,015 shares of common stock pursuant to conversion of $227,515 in demand notes payable and $11,525 in accrued interest.

On April 1, 2011, the Company issued 452,312 shares of common stock pursuant to the conversion of $19,000 in advances, $188,374 in demand notes payable and $16,520 in accrued interest. The Company erroneously issued 29,588 shares of common stock in excess of the 452,312 shares of common stock in relation to the conversion of the debt.  These shares were returned to treasury and cancelled on August 5, 2011.

During the year ended December 31, 2011, the Company sold 1,555,000 shares of its common stock for cash proceeds totaling $777,500. As of December 31, 2011, the shares are unissued.

During the year ended December 31, 2011, the Company sold 2,100,000 shares of its common stock for cash proceeds totaling $210,000. As of December 31, 2011, the shares are unissued.

NOTE 11 – Options and warrants

Merger warrants
In connection with the Company July 5, 2011 merger activities, the Company issued a warrant to purchase up to 37,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share to its chief executive officer and majority shareholder. The warrant has a term of twenty-four months expiring on July 1, 2013 and is subject to performance conditions. The performance conditions allow for the warrant to be exercisable in four increments of 9,375,000 for each $1,000,000 of cumulative realized revenue over the twenty-four month term. As of December 31, 2011, performance conditions have not been met therefore, no portion of the warrant is exercisable. On the date of grant, the estimated fair value of each warrant shareusing the Black-Scholes model is $0.42 per share utilizing a strike price of $0.01, volatility of 177%, and a risk-free rate of 4.40%. The Company estimated the number of shares that would become exercisable throughout the twenty-four month term based on historical activity and pro forma projections to be 9,375,000 resulting in an estimated fair value of $3,967,500 which has been recorded as compensation as of December 31, 2011.

NOTE 12- Subsequent events

In January 2012, the Company sold 1,000,000 shares of its common stock for cash proceeds totaling $100,000.

On February 16, 2012, the Company issued a “Convertible Promissory Note” in the amount of $200,000 to IGC USA LLC. The note bears interest at a rate of 6% per annum, is convertible into shares of the Company’s common stock at a 45% discount to 10-day average trading price and matures on February 16, 2013. In addition, if the Company sells more than 5% of the total outstanding shares of common stock for an amount below the effective conversion price, the note holders’ conversion price will immediately be re-set to equal that of the sales price.

On February 21, 2012, the Company entered into a “Securities Purchase Agreement” with Socius CG II, Ltd., a Bermuda exempted company. Under the terms and conditions of the purchase agreement, the Company has the right, in its sole discretion, over a term of two years from the date of closing, to demand through separate tranche notices that Socius purchase up to a total of $5 million of redeemable Series "A" Preferred Stock at a price of $10,000 per share.  In addition, the Company has agreed to issue a warrant equal to 35% of each tranche amount. The warrant is fully

Nyxio Technologies Corporation
(Formerly LED Power Group, Inc.)
(a Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 12- Subsequent events (Cont'd)

exercisable, and shall be automatically exercised, at an initial exercise price of $0.157. Further, the Company has also agreed to provide “Additional Investment Shares” whereby the investor is obligated, to purchase shares of the Company’s common stock equal in dollar amount, to 100% of each tranche amount at a price per share equal to the closing bid price on the most recently completed trading day prior to the tranche notice. Pursuant to the agreement, the Company is required to pay a $250,000 non-refundable commitment fee.

On February 28, 2012, the Board of Directors adopted the 2012 Equity Incentive Plan and reserved 4,500,000 shares of the Company’s common stock for issuance thereunder to officers, directors, employees, consultants and other service providers of the Company.  The Plan was approved by the Company’s shareholders on March 22, 2012.

On March 23, 2012, the Company amended its articles of incorporation to authorize the issuance of up to 1,500 shares of $0.01 par value preferred stock which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Company’s Board of Directors from time to time.

On March 23, 2012, the Nevada Secretary of State accepted the Company’s filing of a Certificate of Designation for Series "A" Preferred Stock.  The Certificate of Designation authorizes a series of preferred stock designated as “Series A Preferred Stock” and authorizes the issuance of 1,100 shares.

In accordance with ASC 855, management evaluated all activity of the Company through the date of filing, (the issue date of the financial statements) and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.