Form 10-Q
period 2012-03-31
NYXIO TECHNOLOGIES Corp
filed 2012-05-21
CIK 1373761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-137160

NYXIO TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0501477
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2156 NE Broadway, Portland, Oregon 97232
(Address of principal executive offices)

855-436-6996
(Registrant’s telephone number)
___________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,091,340 as of May 16, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of March 31, 2012 and December 31, 2011 (unaudited);
F-2	Statements of Operations for the three months ended March 31, 2012 and 2011 and period from July 8, 2010 (Inception) to March 31, 2012 (unaudited);
F-3	Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and period from July 8, 2010 (Inception) to March 31, 2012 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

Nyxio Technologies Corporation

(a Development Stage Company)

 Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
Assets	(unaudited)
Current assets:
Cash	$7,281	$1,341
Accounts receivable	2,547	386
Inventory	154,572	154,456
Prepaid expenses	24,372	19,236
Due from related party	23,170	22,838
Total current assets	211,942	198,257
Fixed assets:
Net of accumulated depreciation of $10,833 and $7,882, respectively	34,973	37,924
Other assets:
Deposits	4,836	4,175
Total other assets	4,836	4,175
Total assets	$251,751	$240,356
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$169,522	$172,473
Accrued interest	45,779	34,912
Notes payable – related party	31,552	11,012
Convertible notes payable	494,125	294,125
Total current liabilities	740,978	512,522
Shareholders’ (deficit)
Common stock; $0.001 par value; 121,212,122 shares authorized;
37,500,000 and 100 shares authorized and issued at March 31, 2012
And December 31, 2011, respectively	37,500	37,500
Common shares sold and unissued, 5,405,000 and 3,655,000 at
March 31, 2012 and December 31, 2011, respectively	5,405	3,655
Additional paid in capital	4,955.805	4,782,555
(Deficit) accumulated during the development stage	(5,487,937)	(5,095,876)
Total shareholders’ (deficit)	(489,227)	(272,166)
Total liabilities and shareholders’ (deficit)	$251,751	$240,356

The accompanying note are an integral part of these condensed consolidated financial statements

Nyxio Technologies Corporation

(a Development Stage Company)

Condensed Consolidated Statements of Operations

	The Three Months Ended March 31,		July 8, 2010 (inception) to March 31,
	2012	2011	2012
Revenue	$4,598	$2,833	$25,986
Cost of goods sold	3,071	1,895	17,392
Gross profit	1,527	938	8,594
Expenses:
Consulting services	30,188	200	4,192,616
Depreciation	2,951	1,558	10,833
General and administrative	15,058	13,467	147,031
Professional fees	108,884	75	300,370
Promotional and marketing	31,060	—	141,736
Research and development	20	—	25,143
Rent expense	24,457	11,694	90,529
Salaries and wages	138,403	—	355,746
Travel and entertainment	32,884	3,815	210,681
Total operating expenses	383,905	30,809	5,474,685
Net loss from operations	(382,378)	(29,871)	(5,466,091)
Other income (expense):
Interest expense	(11,579)	(4,480)	(23,742)
Other income	1,896	—	1,896
Total other income (expense)	(9,683)	(4,480)	(21,846)
Net loss	$(392,061)	$(34,351)	$(5,487,937)
Basic and fully diluted loss per common share	$(0.01)	$(0.00)
Basic and fully diluted – weighted average
Common shares outstanding	37,500,000	25,404,016

The accompanying note are an integral part of these condensed consolidated financial statements

Nyxio Technologies Corporation

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows

	The Three Months Ended March 31,		July 8, 2010 (inception) to March 31,
	2012	2011	2012
Cash flows from operating activities:
Net (loss)	$(392,061)	$(34,351)	$(5,487,937)
Adjustments to reconcile net loss to cash used
In operating activities:
Depreciation	2,951	1,558	10,833
Non-cash services provided by related party	—	6,225	38,875
Warrants issued – related party	—	—	3,967,500
Decrease (increase) in assets:
Accounts receivable	(2,161)	2,002	(2,547)
Inventory	(116)	(1,615)	(146,685)
Prepaid expenses	(5,136)	—	(23,630)
Other assets	(661)	—	(1,871)
Increase (decrease) in liabilities:
Accounts payable	(2,951)	5,575	167,871
Accrued interest	10,867	4,480	42,850
Accrued interest – related party	540	—	795
Net cash (used) provided by operating activities	(388,728)	(16,126)	(1,433,946)
Cash flows from investing activities:
Payment (issuance) of note receivable - related	(332)	—	(7,607)
Purchase of property and equipment	—	—	(32,944)
Net cash (used) provided by investing activities	(322)	—	(40,551)
Cash flows from financing activities:
Cash contributed by related party	—	—	5,984
Cash acquired in merger	—	—	45
Proceeds from notes payable	200,000	13,500	283,991
Payments on notes payable	—	—	(1,500)
Proceeds from notes payable – related party	20,000	—	30,758
Proceeds from the sale of common stock	175,000	—	1,162,500
Net cash provided by financing activities	395,000	13,500	1,481,778
Net increase (decrease) in cash	5,940	(2,626)	7,281
Cash, beginning of period	1,341	2,626	—
Cash, end of period	7,281	—	7,281
Supplemental disclosure cash flow information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$167
Supplemental non-cash disclosures:
Warrants issued in acquisition – related party	$—	$—	$3,967,500

The accompanying notes are an integral part of these condensed consolidated financial statements

Nyxio Technologies Corporation

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

NOTE 1 – Significant Accounting Policies and Procedures

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2012, and the results of its operations and cash flows for the three months and three months ended March 31, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“the Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to ensure the information presented is not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 21, 2011 filed with the Commission on April 16, 2012.

The accompanying consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The financial statements as of March 31, 2012 and for the three-months then ended include Nyxio Technologies Corporation (“NTC”) and its wholly owned subsidiary, Nyxio Technologies, Inc. (“NTI”). All significant inter-company transactions and balances have been eliminated. NTC and its subsidiary are collectively referred to herein as the “Company”.

Basis of presentation

The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2012 and December 31, 2011, the Company had no cash equivalents.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of March 31, 2012 and December 31, 2011, finished goods inventory was $154,572 and $154,456, respectively.

Fixed Assets

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Equipment 3-5 years

Furniture 7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of March 31, 2012 or 2011. Depreciation expense for the three months ended March 31, 2012, and 2011 and for the period from July 8, 2010 (inception) to March 31, 2012, was $2,951, 1,558 and $10,883, respectively.

Revenue recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances. As of March 31, 2012 and 2011, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. At March 31, 2012 and 2011 the Company had 37,500,000 and zero potential common shares that have been excluded from the computation of diluted net loss per share.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. See Note 8 for further details.

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of March 31, 2012 and 2011 due to their short-term nature. See Note 9 for further details.

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. For the three-months ended March 31, 2011, and the year ended December 31, 2011, the Company determined that none of its long-term assets were impaired.

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

Research and development

Research and development costs are expensed as incurred. During the three-months ended March 31, 2012 and 2011and for the period from July 8, 2010 (inception) to March 31, 2012, research and development costs were $20, $0 and $25,143, respectively.

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

Financial instruments which potentially subject the Company to concentrations of business risk consist principally of availability of suppliers. As of March 31, 2012, the Company was dependent on approximately two vendors for 85% of product supply.

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

For the three-months ended March 31, 2012 and 2011, and the period from July 8, 2010 (inception) to March 31, 2012, the Company recorded share-based compensation of $0 in the three month periods and, $3,967,500 related to warrants granted in connection with its July 5, 2011 merger to its CEO of $3,967,500 in the period from inception.

Recent accounting pronouncements

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

NOTE 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations and since its inception (July 8, 2010) through March 31, 2012 the Company had accumulated losses of $5,487,937 and a working capital deficit of $529,036. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

NOTE 3 - Accounts receivable

Accounts receivable consist of the following:

	March 31,	December 31,
	2012	2011
Trade accounts receivable	$2,547	$386
Due from related party	23,170	22,838
Less: Allowance for doubtful accounts	—	—
	$25,717	$23,224

As of March 31, 2012 and December 31, 2011, respectively, the Company had not established an allowance for doubtful accounts.

NOTE 4 - Property and equipment

The following is a summary of property and equipment:

	December 31,	December 31,
	2011	2011
Furniture and fixtures	$11,612	$11,612
Software	11,945	11,945
Computers and equipment	22,249	22,249
Less: accumulated depreciation	10,833	7,882
	$34,973	$37,924

Depreciation for the three-months ended March 31, 2012 and 2011 and for the period from July 8, 2010 (inception) to March 31, 2012 was $2,951, $1,558 and $10,833, respectively.

NOTE 5 - Related party transactions

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

As of March 31, 2012 and December 31, 2011, the amounts due from the officer totaled $23,170 and $22,838, respectively.

Merger warrants

In connection with the Company July 5, 2011 merger activities, the Company issued a warrant to purchase up to 37,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share to its chief executive officer and majority shareholder. The fair value of the warrants totaled $3,967,500 which has been recorded as a consulting expense as of December 31, 2011.

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

Note payable to a related party

During the year ended December 31, 2011, the Company’s chief financial officer paid certain liabilities totaling $10,578 on behalf of the Company. In October 2011, the Company issued a promissory note for the value of the payment which bears interest at a rate of 8% per annum and matures on June 30, 2012. On January 12, 2012, this same officer provided an additional $20,000 under the same terms, to the Company for operating expenses. As of March 31, 2012 the principal balance of these notes was $30,578 and accrued interest totaled $794.

NOTE 6 - Notes payable

Chamisa Technology, LLC

On July 8, 2010, the Company’s chief executive officer and majority shareholder contributed a note payable in the amount of $83,627 which originated from his previously dissolved limited liability company. The note balance contributed represented cash advances of $81,595 and previously accrued interest of $2,032. During the period from inception (July 8, 2010) through December 31, 2010, the Company received additional advances of $64,491 and $18,000 during the year ended December 31, 2011. No formal agreement pertaining to the advances had previously been documented, however pursuant to a verbal agreement between the parties, the balance was due on demand and bears interest at a rate of 12% per annum. March 5, 2012, the Company formalized and acknowledged its liability to Chamisa Technology, LLC in the form of a promissory note. The promissory note is unsecured bears interest at a rate of 12% per annum, and matures on August 31, 2012. Pursuant to the new promissory note, the Company is required to make monthly principal and interest payments through maturity. As of March 31, 2012 and December 31, 2011, the unpaid principal balance together with accrued interest totaled $201,148 and $195,232, respectively.

Coach Capital LLC

On June 30, 2011, we issued a promissory note in the amount of $111,000 to Coach Capital, LLC. The note is unsecured, due on demand and bears interest at a rate of 10% per annum. In the event of default, the interest rate will immediately escalate to 30% per annum. As of March 31, 2012 and December 31, 2011, the unpaid principal balance together with accrued interest totaled $119,739 and $116,669, respectively.

ICG USA, LLC

On February 16, 2012, the Company entered into a Securities Purchase Agreement with and issued a Convertible Promissory Note in the amount of $200,000. The note is unsecure, bears interest at a rate of 6% interest per annum, and matures on February 16, 2013. The note is convertible into shares of our common stock beginning six months after the date of issuance at the discretion of the holder. As of March 31, 2012 and December 31, 2011, the unpaid principal balance together with accrued interest totaled $202,005 and $0, respectively.

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

At March 31, 2012 and 2011, the Company has recorded rent expense of $24,457 and $3,185, respectively. Future minimum lease payments are as follows:

2012	$37,575
2013	20,050
Total	$57,625

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	2012	2011
U.S. Statutory rate	34%	34%
Valuation allowance	(34)%	(34)%
Effective tax rate	-	-

The net change in the valuation for the three months ended March 31, 2012 was an increase in valuation of $133,300.

The Company has a net operating loss carryover of approximately $1,520,437 available to offset future income for income tax reporting purposes, which will expire in various years through 2031, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We had no material unrecognized income tax assets or liabilities as of March 31, 2012. Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three-months ended March 31, 2012 and 2011, there were no income tax, or related interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal or state income tax examination by tax authorities for years beginning at our inception of July 8, 2010 through current. We are not currently involved in any income tax examinations.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	Level I	Level II	Level III	Fair Value
March 31, 2012
Cash	$7,281	$—	$—	$7,281
Trade receivables	—	2,547		2,547
Inventory	—	154,456	—	154,456
Prepaid and deposits	—	29,208	—	29,208
Note receivable – related	—	23,170	—	23,170
Accounts payable	—	(169,522)	—	(169,522)
Accrued expenses	—	(45,779)	—	(45,779)
Notes payable	—	(525,677)	—	(525,677)
	$7,281	$(531,597)	$—	$(31524,316)

December 31, 2011
Cash	$1,341	$—	$—	$1,341
Trade receivables	—	386		520
Inventory	—	154,456	—	154,456
Prepaid and deposits	—	23,411	—	23,411
Note receivable – related	—	22,838	—	22,838
Accounts payable	—	(172,473)	—	(172,473)
Accrued expenses	—	(34,912)	—	(34,912)
Notes payable	—	(305,137)	—	(305,137)
	$1,341	$(311,431)	$—	$(310,090)

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

Preferred stock

On March 22, 2012, after receiving approval of a majority of our outstanding common stock, the Company amended its Articles of Incorporation to designate 1,500 shares of blank check preferred stock, and on March 26, 2012, filed a Certificate of Designations of Preferences, Rights and Limitations to authorize the issuance of shares of Series A Preferred Stock.

Socius CG II Ltd.

On February 21, 2012, the Company entered into a Securities Purchase Agreement with Socius CG II, Ltd. Pursuant to the terms and subject to the conditions of this agreement, the Company, at its sole discretion, has the ability to demand that Socius purchase up to a total of $5 million of redeemable Series “A” Preferred Stock for a period of two years from the date of closing. As of March 31, 2012, no Series A Preferred Stock has been issued.

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

During the year ended December 31, 2011, the Company sold 1,975,000 shares of its common stock for cash proceeds totaling $987,500. As of March 31, 2012, the shares are unissued.

During the three-months ended March 31, 2012, the Company sold 1,750,000 shares of its common stock for cash proceeds totaling $175,000. As of March 31, 2012, the shares are unissued.

NOTE 11 - Subsequent events

On April 21, 2012, Chamisa Technology, LLC assigned $81,595 of our note payable to an individual. Concurrently, the Company entered into an Amendment No. 1 to the Note whereby $56,595 of the principal amount of the Note has been cancelled and forgiven. The remainder of the Note is now due on or before January 15, 2013 and is convertible to shares of our common stock at a conversion price of $0.001 per share, subject to certain exercise limitations. On April 20, 2012 we authorized the issuance of 5,936,340 shares of our common stock for the partial conversion of principal debt in the amount of $81,595.

On May 7, 2012, we issued a Promissory Note to JMJ Financial in the amount of $275,000. Pursuant to the terms of the note, a 10% original issue discount is included and is due in one year. The Note does not bear interest if paid in full within 90 days. Thereafter, a one-time interest charge of 5% shall be applied to the principal sum. The Note is convertible to common stock in whole or in part at conversion price equal to the lesser of $0.06 per share or 65% of the lowest trading price in the 25 trading days prior to the conversion.

In accordance with ASC 855, management evaluated all activity of the Company through the date of filing, (the issue date of the financial statements) and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Through our wholly-owned subsidiary, Nyxio Technologies Inc., an Oregon corporation (“Nyxio”), we develop and provide technology for the entertainment and commercial markets within the consumer electronic industry. Since inception, the company’s approach to the industry can be best described as disruptive evolution. The general population has evolved to the point where computers and devices that rely on an internal computer for operation have become second nature. Gone are the days when people were intimidated by their electronics. Consumer electronics continue to evolve and morph into new form factors. Touch cell phones, web tablets and now TV with browsers incorporated have become an accepted and expected part of our society. Nyxio’s flagship product, The VioSphere, is the first TV with a fully functional personal computer built in. Unlike TVs with limited browser capabilities, the VioSphere has no limitations. Like many of the company’s innovative products, it is an entertainment destination. This destination philosophy has become a driving force for product innovation and development, which, we believe, we provide at a reasonable cost.  We are determined to become a leading-edge driver and developer of technology across a wide range of vertical markets that include retail, education, B2B, and digital signage.  We strive to reduce the overall environmental footprint of end users by consolidating key hardware into more efficient devices.

Products

•The	Realm - All in One PC/TV, combining the latest in PC technology with HDTV.
•The	Realm Pro – Robust all in One PC/TV geared for commercial and digital signage markets.
•Venture	MMV - Mobile Media Viewer is a new class of video eyewear offering designer styling in a sleek ergonomic design with unmatched features and performance.
•The	Vuzion – The world’s first TV built on an Android OS enabling 400,000 Android applications on a TV for the first time.

Sales and Marketing

Nyxio Technologies has implemented a sales strategy that has proven to be an effective way to bring product to market. Regional rep firms across the country have been employed to represent Nyxio products to their existing base of dealers. These respected firms leverage relationships they have developed with dealers in their respective territories to add Nyxio products to their stable of product offerings. The firms also offer training, technical and logistics support to the dealers. The firms are compensated on a commission basis so their success is directly tied to the success of the products represented. This symbiotic relationship will allow Nyxio to introduce products nationally in a quick effective yet affordable manner.

We are implementing a marketing plan for our platform of products. The key areas of the plan include public relations, advertising, website, trade shows, product identity, and social media. We believe that when executed successfully, our marketing plan will result in interest and attention within the Consumer Electronics Industry as well as with the end consumer. We have recently engaged a progressive agency which specializes in branding, advertising and marketing that we believe will be a great asset in this area and aid us in delivering a compelling story to our consumer.

Public Relations - Pending the appropriate funding, we hope to accomplish the following goals through our public relations efforts: (i) Create buzz among key target audiences; (ii) Develop national brand recognition; (iii) Drive awareness for current products to support 2012 launches; (iv) Develop relationships with key influencers in the marketplace; (v) Introduce the Company to key analysts; (vi) Drive sales through a strategic public relations program, (vii) Educate our consumers to understand our differentiation and product versatility.

Advertising - We will be creative with our advertising and use social media to innovatively create awareness and introduce our product lines. We will also place ads in industry-specific publications in order to introduce our product line to a large population of key companies and individuals within the consumer electronics industry. These companies and individuals represent regional and national electronics distributors as well as custom audio/video installers and retailers. The publications currently being considered for advertising placement include:

•         CE Pro

•         Smarthouse

•          GQ

•        Electronic House

•        First Glimpse

•         Connected World

We are also be submitting our products for reviews in magazines like Good Housekeeping and GQ, building public awareness. We may use TV commercials as well as obtain a nationally recognized but local Portland personality to endorse and promote our product.

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

Trade Shows - Trade shows are an effective marketing tool for us. We expect to participate in half a dozen trade shows annually, as well as private distributor sponsored shows. January 2012 represented our debut appearance at the Consumer Electronics Show (CES), a major milestone in our marketing process. The following trade shows serve to cover the identified target markets of electronics distributors, retailers, and the education market.

•         CES

•         CEDIA Expo

•         Digital Signage Expo

•         Engage

•         NAB Show

•         InfoComm

Innovative Product Development - Our product development efforts are based on the concept that market penetration is contingent upon continued innovation. We have proven our ability to be innovative with the release of the first VioSphere. This release came a full three years before the market, we believe, determined that connected TV’s and smart TV’s were the next consumer technology wave and a second version has already been released. Continued creativity in development has also been illustrated by our development and release of our Android TV and the Nyxio Venture MMV’s. With continued focus on creative and innovative product development, we strive to become a leader in the consumer electronics industry. We are continuing along the path of technology convergence and reducing the environmental footprint, packing more features and components into easy to use products.

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

Achievements to Date

Our management team has spent the past year listening to user feedback and incorporating this feedback into our products. We have forged strong partnerships with our supply chain and our manufacturers, as well as formed a rep and dealer based sales network. We’ve also searched for and selected a progressive public relations and advertising firm and aligned ourselves with investor relations professionals who have the Company’s financial health in heart. Over the past year, Nyxio has implemented its logistics plan by selecting an all in one international logistics expert, and we have contracted an internationally recognized customer service and repair company. To date Nyxio has released a number of innovative products which have been well received by the electronics industry and we recently released the first Android based smart television.

Key Objectives

Nyxio Technologies has identified three key objectives that will help guide Company growth for the next five years and beyond. These include:

•	Continue to determine competitive strategies, organizational management, and divisional structure for the Company’s roadmap for growth.
•	Partnerships, in product development, supply chain, and sales, leveraging established expertise to innovate and create something new
•	Multi-channel focus, with targeted solutions for home Consumer Electronics, B2B, Digital Signage, Education, Legal & Courtroom, Museums, etc.

Nyxio’s product development efforts are based on the concept that market penetration is contingent upon continued innovation. “Convergence” is our driving philosophy, combining technologies that already exist to make products that are more effective, more powerful, reduce environmental footprints and clutter, and are fun and easy to use. We feel we are well positioned to define the connected and smart TV market, through continued creativity in development and innovative products we are forging our own path as a unique leader in the electronics industry.

In this demanding and competitive technology industry, Nyxio has intentionally designed a conservative sales and marketing plan, looking to ensure the achievement of corporate goals along with an solid ROI to investor/partners. Nyxio is looking beyond the short term to a long range revenue stream and profitability with a dominant market share within key niche segments. Our funding goals are to partner with like-minded investors who understand our long term focus.

Goals

Nyxio Technologies has six achievable goals:

•	Company Growth
•	Profitability
•	Product Development
•	Fast Innovation
•	Market Penetration
•	Industry Expansion

Results of operations for the three months ended March 31, 2012 and 2011, and for the period from July 8, 2010 (date of inception) through March 31, 2012.

The discussion that follows is derived from our unaudited interim balance sheets and the unaudited statements of operations and cash flows for the three months ended March 31, 2012 and 2011 and for the period from inception (July 8, 2010) to March 31, 2012.

Revenues, net

Prior to July 2011, we were a private development stage company with minimal operating revenues and limited access to the capital required for the execution of our business plan. Our operating revenues during the quarter ended March 31, 2011 were $2,833 compared to $4,598 during the quarter ended March 31, 2012 representing an increase of 62%. Our inception to date revenues totaled $25,986.

We recognize revenue when delivery has occurred, the sales price is fixed and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. We record revenues, net of sales discounts.

Cost of Sales

Our cost of sales for the quarter ended March 31, 2012 was $3,071, compared to $1,895 for the quarter ended March 31, 2011. Cost of sales includes finished goods, assembly services, and cost to deliver our product. Cost of sales has remained consistent with the previous year comparable period. As we are able to increase our revenues, we expect our cost variables to decrease due to volume discounts.

Gross Profit

During the quarter ended March 31, 2012 our gross profit was $1,527 or approximately 33%. By comparison, our gross profit for the quarter ended March 31, 2011 was $938. Cost of our initial inventory assembly was high due to modifications in assembly techniques and testing, higher than normal freight costs, and higher raw material costs due to low volume purchasing. Freight costs were higher as a result of oversea assembly and a single port of entry. These costs will decrease as we assemble and distribute from strategically located warehouse facilities. We expect gross profits to normalize at 38% in the near-term and 40% in the long-term. Gross profit, as a percentage of sales, will also increase as we have a higher weighting of sales through direct distribution to our end customer.

Expenses

During the quarter ended March 31, 2012 we incurred $383,905 of operating expenses, compared to $28,971 for the quarter ended March 31, 2011. This increase in operating expenses for the first quarter of 2012 is a direct result of the further implementation of our business plan and our regulatory compliance resulting from our July 2011 merger activities.

Our highest operating expense is salaries, commissions and benefits which totaled $138,403 for the quarter ended March 31, 2012. We expect to incur increasing costs in salaries, commissions and benefits as we hire additional staff required for full operations. During the first quarter of 2012 we relied heavily on our senior management to develop and market our products.

During the quarter ended March 31, 2012 we incurred $108,884 (March 31, 2011 - $75) in professional fees which primarily consist of legal and accounting fees related to our regulatory compliance. We do expect professional fees to remain stable for the remainder of 2012.

During the quarter ended March 31, 2012 we incurred $32,884 (March 31, 2011 - $3,815) in travel including flights, accommodations, meals and automobile. This expense is expected to increase as we continue our product marketing.

During the quarter ended March 31, 2012 we incurred $31,060 (March 31, 2011 - $0) in promotions and advertising. These costs includes demonstration products, advertising, shipping samples to retailers and distributors, and promotion allowances for distributors and tradeshows which includes booth costs, and various other tradeshow costs. We expect this expense to increase over the next twelve months.

During the quarter ended March 31, 2012 we incurred $30,188 (March 31, 2011 - $200) of consulting fees. This expense is expected to increase as we take on business consultants in the future.

Net Loss

During the quarter ended March 31, 2012 we incurred a net loss of $392,061 (March 31, 2011 - $34,351). This increase in net loss for the first quarter of 2012 is due to development of our products, regulatory compliance and the initial execution of our business plan and the accompanying change in the operations of our business.

Since July 8, 2010, the inception date of Nyxio, through March 31, 2012, we have generated revenue of $25,986 and have incurred a net loss of $5,487,937. Our greatest challenges which have prohibited us from executing our business plan are as follows:

  Lack of adequate funding to obtain a small inventory, establish a healthy PR campaign, recruit a world class management team, and fund future development to enhance current product features and new products to stay ahead of the technology curve.
  Manufacturing in Asia – Too far away to monitor quality and suppliers without costly travel.
  Lack of adequate funding to retain skilled sales team.

Our current and future operations are focused on continuing to carry out our business plan through the marketing and continued development of our current products, including the VioSphere, Realm, RealmPro, Venture MMV technology and Vuzion Android TV, and our future products, continued development efforts, and the continued evaluation of potential strategic acquisitions and/or partnerships.

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

Our efforts are directed at generating revenue through the sales of our current products, which are available for purchase at the following locations: Amazon.com, OrderBorder, Rapid Buyer, Focus, University Book Stores, and at our proprietary web-site.

Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and equivalents on hand of $7,281, and a working capital deficit of $529,036. We determined that our cash on hand and working capital were not sufficient to meet our current anticipated cash requirements. As such, we evaluated several options to obtain short term financing and entered into a Securities Purchase Agreement with ICG USA, LLC as discussed below. While we hope to see a significant increase in revenue towards the latter part of the second quarter of 2012, we will continue to rely on funds obtained through the issuance of debt and equity securities throughout 2012. We may enter into further debt and equity agreements to fund operations and inventory requirements if management feels it is required, and we expect to see sharp increases in revenues to fund future operating expenses. We anticipate our additional cash requirements to fund Cost of Goods Sold and operations to be roughly $1.729 million dollars, at which point revenues from sales should be enough to fund inventory and operational expenses. Our operations to date have been primarily funded through the issuance of debt and equity securities.

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

Additionally, on February 21, 2012, we entered into a securities purchase agreement (the “Purchase Agreement”) with Socius CG II, Ltd., a Bermuda exempted company (“Socius”). Under the terms and subject to the conditions of the Purchase Agreement, we have the right, in our sole discretion, over a term of two years from the closing of the Purchase Agreement, to demand through separate tranche notices that Socius purchase up to a total of $5 million of redeemable Series A Preferred Stock. In order to effectuate a future issuance of Series A Preferred Stock, on March 22, 2012, after receiving approval of a majority of our outstanding common stock, we filed an amendment to our Articles of Incorporation to designate 1,500 shares of blank check preferred stock, and on March 26, 2012, we filed a Certificate of Designations of Preferences, Rights and Limitations to authorize the issuance of 1,100 shares of Series A Preferred Stock. In our sole discretion, we have the right to issue to Socius, subject to the terms and conditions of the Purchase Agreement, one or more tranche notices to purchase a certain dollar amount of such Series A Preferred Stock. As of the date of this Quarterly Report, we have not provided Socius with a tranche notice and no Series A Preferred Stock has been issued.

On May 7, 2012, we entered into a $275,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). Under the Note, we received $50,000 in loan proceeds with JMJ. Additional sums up to a maximum total of $275,000 may be advanced in the sole discretion of JMJ. The Note includes a 10% original issue discount and is due in 1 year. The Note does not bear interest if paid in full within 90 days. Thereafter, a one-time interest charge of 5% shall be applied to the principal sum. The Note is convertible to common stock in whole or in part at conversion price equal to the lesser of $0.06 per share or 65% of the lowest trading price in the 25 trading days prior to the conversion. Although we have received $50,000 in funding under the JMJ Note, we do not current expect that additional advances will be made to us.

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

Off Balance Sheet Arrangements

As of March 31, 2012, there were no off balance sheet arrangements.

Going Concern

We have negative working capital, have incurred losses since inception, and have not yet received significant revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Giorgio Johnson, and Chief Financial Officer, Mirjam Metcalf. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:Risk Factors

A smaller reporting company is not required to provide the information required by this Item. Risk factors regarding our current business can be found in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

1. On May 7, 2012, we entered into a $275,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). Under the Note, we received $50,000 in loan proceeds with JMJ. Additional sums up to a maximum total of $275,000 may be advanced in the sole discretion of JMJ. The Note includes a 10% original issue discount and is due in 1 year. The Note does not bear interest if paid in full within 90 days. Thereafter, a one-time interest charge of 5% shall be applied to the principal sum. The Note is convertible to common stock in whole or in part at conversion price equal to the lesser of $0.06 per share or 65% of the lowest trading price in the 25 trading days prior to the conversion. Shares issuable upon conversion of the Note have “piggyback” registration rights and must be included the next registration statement we file with the Securities and Exchange Commission. In the event of our default under the Note, default interest will accrue at a rate of 18% and we will be assessed a significant default penalty as defined in paragraph 8 of the Note. The foregoing is a description of the material terms of the Note and not a complete summary of its contents. The Note is filed herewith as Exhibit 10.1.

2. Our outstanding Note in the amount of $81,595 issued to Chamisa Technology, LLC (the “Note”) has been assigned to Michelle Nelson. On April 21, 2012, we entered into an Amendment No. 1 to the Note (the “Amendment”). Under the Amendment, $56,595 of the principal amount of the Note has been cancelled and forgiven. The remainder of the Note is now due on or before January 15, 2013 and is convertible to shares of our common stock at a conversion price of $0.001 per share, subject to certain exercise limitations. The Amendment is filed herewith as Exhibit 10.2.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Promissory Note – JMJ Financial
10.2	Amendment No. 1 to Note
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nyxio Technologies Corporation

Date:	May 21, 2012

By: /s/ Giorgio Johnson Giorgio Johnson Title: Chief Executive Officer

Date:	May 21, 2012

By: /s/ Mirjam Metcalf Mirjam Metcalf Title: Chief Financial Officer

