Form 10-Q
period 2012-06-30
NYXIO TECHNOLOGIES Corp
filed 2012-08-20
CIK 1373761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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
_________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,291,340 as of August 10, 2012.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of June 30, 2012 and December 31, 2011 (unaudited);
F-2	Statements of Operations for the three and six months ended June 30, 2012 and 2011 and period from July 8, 2010 (Inception) to June 30, 2012 (unaudited);
F-3	Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and period from July 8, 2010 (Inception) to June 30, 2012 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

 Nyxio Technologies Corporation
(a Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011

Assets
Current assets:
Cash	$3,677	$1,341
Accounts receivable	7,612	386
Inventory	152,436	154,456
Prepaid expenses	27,630	19,236
Short-term derivative asset	70,647	—
Due from related party	23,179	22,838
Total current assets	285,181	198,257

Fixed assets:
net of accumulated depreciation of $13,783 and $7,882, respectively	32,023	37,924

Other assets:
Deposits	4,836	4,175
Total other assets	4,836	4,175

Total assets	$322,040	$240,356

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$193,121	$172,473
Accrued interest	67,968	34,912
Notes payable - related party	25,682	11,012
Convertible notes payable, net of discount	37,854	—
Notes payable	412,530	294,125
Total current liabilities	737,155	512,522

Total liabilities	737,155	512,522

Stockholders' equity
Common stock; $0.001 par value; 121,212,122 shares authorized; 48,291,340 and 37,500,000 shares authorized and issued at June 30, 2012 and December 31, 2011, respectively	48,292	37,500
Common shares sold and unissued, 750,000 and 3,655,000 at June 30, 2012 and December 31, 2011, respectively	750	3,655
Additional paid-in capital	5,402,541	4,782,555
(Deficit) accumulated during the development stage	(5,866,698)	(5,095,876)
Total shareholders' equity	(415,115)	(272,166)

Total liabilities and shareholders' equity	$322,040	$240,356

 Nyxio Technologies Corporation

(a Development Stage Company)

Condensed Consolidated Statements of Operations

	The Three Months Ended		The Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

Revenue	$2,350	$505	$6,948	$3,338	$28,336
Cost of goods sold	2,317	288	5,388	2,183	19,709

Gross profit	33	217	1,560	1,155	8,627

Operating expenses
Consulting services	25,550	18,030	55,738	18,230	4,218,166
Depreciation	2,950	213	5,901	1,771	13,784
General and administrative	14,676	6,773	29,734	20,240	161,709
Professional fees	34,129	75,608	143,013	75,683	334,499
Promotional and marketing	2,215	11,145	33,275	11,145	143,951
Research and development	5,608	—	5,628	—	30,751
Rent expense	15,792	6,127	40,249	17,821	106,321
Salaries and wages	95,389	20,859	233,792	20,859	451,135
Travel and entertainment	5,633	29,259	38,517	33,074	216,314
Total operating expenses	201,942	168,014	585,847	198,823	5,676,630

Net loss from operations	(201,909)	(167,797)	(584,287)	(197,668)	(5,668,003)

Other income (expense)
Other income	—	—	1,896	—	1,896
Gain on derivative	70,647	—	70,647	—	70,647
Amortization of beneficial conversion discount	(6,672)	—	(6,672)	—	(6,672)
Financing costs	(215,222)	—	(215,222)	—	(215,222)
Interest expense	(25,605)	(6,231)	(37,184)	(10,711)	(49,344)
Total other income (expense)	(176,852)	(6,231)	(186,535)	(10,711)	(198,695)

Net loss	$(378,761)	$(174,028)	$(770,822)	$(208,379)	$(5,866,698)

Basic and fully diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)	—
Basic and fully diluted - weighted average common shares outstanding	46,125,803	37,500,000	41,812,902	37,500,000

 Nyxio Technologies Corporation

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows

	The Six Months Ended		July 8, 2010 (Inception) to
	June 30,		June 30,
	2012	2011	2012
Cash flows from operating activities:
Net (loss)	$(770,822)	$(208,379)	$(5,866,698)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	5,901	1,771	13,783
Shares issued for services	20,000	—	20,000
Options issued for services	51,507	—	51,507
Shares issued for financing costs	215,222	—	215,222
Amortization of beneficial conversion	6,672	—	6,672
(Gain) loss on derivative	(70,647)	—	(70,647)
Non-cash services provided by related party	—	10,375	38,866
Warrants issued for services - related party	—	—	3,967,500
Decrease (increase) in assets:
Accounts receivable	(7,226)	1,482	(7,612)
Inventory	2,020	(110)	(144,549)
Prepaid expenses	(8,394)	(2,650)	(26,888)
Other assets	(661)	(1,210)	(1,871)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	20,648	95,865	191,470
Accrued interest	35,787	10,655	67,770
Accrued interest - related party	1,170	—	1,424
Net cash (used) by operating activities	(498,823)	(92,201)	(1,544,051)

Cash flows from investing activities:
Payment (issuance) of note receivable - related party	(341)	(8,463)	(7,607)
Purchase of property and equipment	—	(2,938)	(32,944)
Net cash (used) in investing activities	(341)	(11,401)	(40,551)

Cash flows from financing activities:
Cash contributed by related party - See note 5	—	—	5,984
Cash acquired through merger	—	—	45
Proceeds from notes payable	200,000	19,500	283,991
Payments on notes payable	—	—	(1,500)
Proceeds from convertible notes payable	113,000	—	113,000
Proceeds from notes payable - related party	20,000	—	30,758
Payments on notes payable - related party	(6,500)	—	(6,500)
Proceeds from sale of common stock	175,000	127,500	1,162,500
Net cash provided by financing activities	501,500	147,000	1,588,278

Net increase (decrease) in cash	2,336	43,398	3,677
Cash, beginning of period	1,341	2,626	—
Cash, end of period	$3,677	46,024	$3,677

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$167

Supplemental non-cash disclosures:
Warrants issued for services - related party	$—	$—	$3,967,500
Shares issued for debt conversion	$81,595	$—	$81,595
Shares issued for financing	$215,222	$—	$215,222
Shares and options issued for services	$71,507	$—	$71,507

Nyxio Technologies Corporation

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

NOTE 1 – Significant Accounting Policies and Procedures

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2012, and the results of its operations and cash flows for the three and six months ended June 30, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“the Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to ensure the information presented is not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 21, 2011 filed with the Commission on April 16, 2012.

The accompanying consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The financial statements as of June 30, 2012 and for the three and six months then ended include Nyxio Technologies Corporation (“NTC”) and its wholly owned subsidiary, Nyxio Technologies, Inc. (“NTI”). All significant inter-company transactions and balances have been eliminated. NTC and its subsidiary are collectively referred to herein as the “Company”.

Basis of presentation

The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2012 and December 31, 2011, the Company had no cash equivalents.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of June 30, 2012 and December 31, 2011, finished goods inventory was $152,436 and $154,456, respectively.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of June 30, 2012 or 2011. Depreciation expense for the six months ended June 30, 2012, and 2011 and for the period from July 8, 2010 (inception) to June 30, 2012, was $5,901, $1,771 and $13,784, respectively.

Revenue recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances. As of June 30, 2012 and 2011, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. At June 30, 2012 and 2011 the Company had 38,0742,916 and 37,500,000 potential common shares related to options and warrants and 2,153,671 and shares underlying convertible debt, that have been excluded from the computation of diluted net loss per share.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of June 30, 2012 and 2011 due to their short-term nature. See Note 9 for further details.

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. For the six months ended June 30, 2011, and the year ended December 31, 2011, the Company determined that none of its long-term assets were impaired.

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

Advertising

The Company expenses advertising costs as incurred. The Company’s advertising expenses totaled $2,215 and $11,145 for the three months ended June 30, 2012 and 2011 and $33,275 and $11,145, respectively for the six month period ended June 30, 2012. For the period from July 8, 2010 (inception) to June 30, 2012, the Company has incurred a total of $143,951.

Research and development

Research and development costs are expensed as incurred. During the six months ended June 30, 2012 and 2011 and for the period from July 8, 2010 (inception) to June 30, 2012, research and development costs were $5,628, $0 and $30,751, respectively.

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

Financial instruments which potentially subject the Company to concentrations of business risk consist principally of availability of suppliers. As of June 30, 2012, the Company was dependent on approximately two vendors for 85% of product supply.

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

For the six months ended June 30, 2012 and 2011, and the period from July 8, 2010 (inception) to June 30, 2012, the Company recorded share-based compensation of $71,507 and $0 in the six month periods and, $3,967,500 related to warrants granted in connection with its July 5, 2011 merger to its CEO of $3,967,500 in the period from inception.

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

NOTE 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations and since its inception (July 8, 2010) through June 30, 2012 the Company had accumulated losses of $5,866,698 and a working capital deficit of $451,974. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

NOTE 3 - Accounts receivable

Accounts receivable consist of the following:

	June 30,	December 31,
	2012	2011
Trade accounts receivable	$—	$386
Due from related party	23,170	22,838
Less: Allowance for doubtful accounts	—	—
	$25,717	$23,224

As of June 30, 2012 and December 31, 2011, respectively, the Company had not established an allowance for doubtful accounts.

NOTE 4 - Property and equipment

The following is a summary of property and equipment:

	June 30,	December 31,
	2012	2011
Furniture and fixtures	$11,612	$11,612
Software	11,945	11,945
Computers and equipment	22,249	22,249
Less: accumulated depreciation	13,783	7,882
	$32,023	$37,924

Depreciation for the six months ended June 30, 2012 and 2011 and for the period from July 8, 2010 (inception) to June 30, 2012 was $5,901, $1,771 and $13,784, respectively.

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

As of June 30, 2012 and December 31, 2011, the amounts due from the officer totaled $23,179 and $22,838, respectively.

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

Note payable to a related party

During the year ended December 31, 2011, the Company’s chief financial officer paid certain liabilities totaling $10,578 on behalf of the Company. In October 2011, the Company issued a promissory note for the value of the payment which bears interest at a rate of 8% per annum and matures on June 30, 2012. On January 12, 2012, this same officer provided an additional $20,000 under the same terms, to the Company for operating expenses. As of June 30, 2012 the Company made a principal of $6,500 the principal balance of these notes was $24,258 and accrued interest totaled $1,424.

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

On April 21, 2012, Chamisa Technology, LLC assigned $81,595 of our note payable to an individual. On April 20, 2012 we authorized the issuance of 5,936,340 shares of our common stock for the conversion of principal debt in the amount of $81,595. The fair value of the shares issued totaled $296,817. The difference in the fair value of the shares issued and the principal amount of debt converted totaled $215,222 and has been recorded as a financing cost at June 30, 2012.

As of June 30, 2012 and December 31, 2011, the unpaid principal balance together with accrued interest owed to Chamisa totaled $135,354 and $195,232, respectively.

Coach Capital LLC

On June 30, 2011, we issued a promissory note in the amount of $111,000 to Coach Capital, LLC. The note is unsecured, due on demand and bears interest at a rate of 10% per annum. In the event of default, the interest rate will immediately escalate to 30% per annum. As of June 30, 2012 and December 31, 2011, the unpaid principal balance together with accrued interest totaled $139,763 and $116,669, respectively.

ICG USA, LLC

On February 16, 2012, the Company entered into a Securities Purchase Agreement with and issued a Convertible Promissory Note in the amount of $200,000. The note is unsecure, bears interest at a rate of 6% interest per annum, and matures on February 16, 2013. The note is convertible into shares of our common stock beginning six months after the date of issuance at the discretion of the holder. As of June 30, 2012 and December 31, 2011, the unpaid principal balance together with accrued interest totaled $205,050 and $0, respectively.

JMJ Financial

On May 7, 2012, we issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in the amount of $275,000. Pursuant to the terms of the note, a 10% original issue discount is included and is due in one year. The Note does not bear interest if paid in full within 90 days. Thereafter, a one-time interest charge of 5% shall be applied to the principal sum. The Note is convertible to common stock in whole or in part at conversion price equal to the lesser of $0.06 per share or 65% of the lowest trading price in the 25 trading days prior to the conversion. As of June 30, 2012, JMJ has funded $55,000 of the note which includes an original issue discount in the amount of $5,000. The Company has computed the present value of the amount funded at $52,731 as a result of its non-interest bearing terms. Additionally, the Company recorded a discount in the amount of $44,270 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the one year term of the note. Further, the Company has recognized a derivative asset resulting from the variable change in conversion rate in relation to the change in market price of the Company’s common stock. As of June 30, 2012, the Company recognized a gain on derivative in the amount of $36,221, recorded amortization of the debt discount in the amount of $2,742 in connection with the initial valuation of the beneficial conversion feature of the note. As of June 30, 2012, the principal balance net of discount totaled $11,203.

Asher Enterprises

On June 6, 2012, we issued a Convertible Promissory Note to Asher Enterprises, Inc. (“Asher”) in the amount of $63,000. The note bears interest at a rate of 8% per annum, is unsecured and matures of March 8, 2013. The Note is convertible to common stock in whole or in part at a variable conversion price equal to a 39% discount to the 10-day average trading price prior to the conversion date. The Company recorded a discount in the amount of $40,279 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the nine month term of the note. Further, the Company has recognized a derivative asset resulting from the variable change in conversion rate in relation to the change in market price of the Company’s common stock. As of June 30, 2012, the Company recognized a gain on derivative in the amount of $34,426, recorded amortization of the debt discount in the amount of $3,930 in connection with the initial valuation of the beneficial conversion feature of the note. As of June 30, 2012, the principal balance net of discount totaled $26,651.

NOTE 7 – Commitments

Lease agreements

In June 2011, the Company entered into a two-year lease agreement for additional office space commencing July 1, 2011 and expiring June 30, 2013. Pursuant to the terms of the agreement, the new monthly lease amount is $4,175, an increase of $1.210 from the previous lease amount of $2,965. In addition, the Company has paid a security deposit in the amount of $4,836 and is obligated to pay monthly lease payments of $4,175.

At June 30, 2012 and 2011, the Company has recorded rent expense of $40,249 and $17,821, respectively.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	2012	2011
U.S. Statutory rate	34%	34%
Valuation allowance	(34)%	(34)%
Effective tax rate	—	—

The net change in the valuation for the six months ended June 30, 2012 was an increase in valuation of $190,000.

The Company has a net operating loss carryover of approximately $1,520,437 available to offset future income for income tax reporting purposes, which will expire in various years through 2031, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We had no material unrecognized income tax assets or liabilities as of June 30, 2012. Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the six-months ended June 30, 2012 and 2011, there were no income tax, or related interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal or state income tax examination by tax authorities for years beginning at our inception of July 8, 2010 through current. We are not currently involved in any income tax examinations.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

		Level I	Level II	Level III	Fair Value
June 30, 2012
	Cash	$3,677	$—	$—	$3,677
	Operating assets	—	247,716	—	247,716
	Derivative asset	—	—	70,647	70,647
	Operating liabilities	—	(261,089)	—	(261,089)
	Notes payable	—	(438,212)	—	(438,212)
	Convertible debt	—	—	(37,854)	(37,854)
		$3,677	$(451,585)	$32,793	$(415,115)

December 31, 2011
	Cash	$1,341	$—	$—	$1,341
	Operating assets	—	201,091	—	201,091
	Operating liabilities	—	(207,385)	—	(207,385)
	Notes payable	—	(305,137)	—	(305,137)
		$1,341	$(311,431)	$—	$(310,090)

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

Socius CG II Ltd.

On February 21, 2012, the Company entered into a Securities Purchase Agreement with Socius CG II, Ltd. Pursuant to the terms and subject to the conditions of this agreement, the Company, at its sole discretion, has the ability to demand that Socius purchase up to a total of $5 million of redeemable Series “A” Preferred Stock for a period of two years from the date of closing. As of June 30, 2012, no Series A Preferred Stock has been issued.

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

During the year ended December 31, 2011, the Company sold 1,975,000 shares of its common stock for cash proceeds totaling $987,500. As of June 30, 2012, 750,000 shares remain unissued.

During the six-months ended June 30, 2012, the Company sold 1,750,000 shares of its common stock for cash proceeds totaling $175,000.

On April 30, 2012, the Company issued a total of 5,936,340 shares of common stock in connection with the conversion of $81,595 in debt and financing costs of $215,222.

On June 18, 2012, the Company issued 200,000 shares for consulting services fair valued at $20,000.

Warrants and options

On March 26, 2012, the shareholders’ of the Company approved the Company’s 2012 Equity Incentive Plan. Pursuant to the plan, on June 15, 2012 the Company granted a total of 2,291,664 options to its senior management team. The option have a term of 10 years, are exercisable at an average weight of $0.09 per share and vest in four increments of 25% each with the first vesting to occur on grant and the remaining to vest over the subsequent three-year period. The company has valued the grant utilizing the Black-Scholes Model and assumptions as follows: risk-free interest rate 2.29%; and volatility 205%. At June 30, 2012, the Company recorded compensation expense of $51,507 in connection with the grant.

NOTE 11 - Subsequent events

On July 10, 2012, we issued a second Convertible Promissory Note to Asher Enterprises, Inc. (“Asher”) in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on April 12, 2013. The Note is convertible to common stock in whole or in part at a variable conversion price equal to a 39% discount to the 10-day average trading price prior to the conversion date

In accordance with ASC 855, management evaluated all activity of the Company through the date of filing, (the issue date of the financial statements) and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

Products

·The Realm - All in One PC/TV, combining the latest in PC technology with HDTV.

·The Realm Pro – Robust all in One PC/TV geared for commercial and digital signage markets.

·Venture MMV - Mobile Media Viewer is a new class of video eyewear offering designer styling in a sleek ergonomic design with unmatched features and performance.

·The Vuzion – The world’s first TV built on an Android OS enabling 400,000 Android applications on a TV for the first time.

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

· CE Pro

· Smarthouse

· GQ

· Electronic House

· First Glimpse

· Connected World

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

· CES

· CEDIA Expo

· Digital Signage Expo

· Engage

· NAB Show

· InfoComm

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

Key Objectives

Nyxio Technologies has identified three key objectives that will help guide Company growth for the next five years and beyond. These include:

· Continue to determine competitive strategies, organizational management, and divisional structure for the Company’s roadmap for growth.

· Partnerships, in product development, supply chain, and sales, leveraging established expertise to innovate and create something new.

· Multi-channel focus, with targeted solutions for home Consumer Electronics, B2B, Digital Signage, Education, Legal & Courtroom, Museums, etc.

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

Goals

Nyxio Technologies has six achievable goals:

· Company Growth

· Profitability

· Product Development

· Fast Innovation

· Market Penetration

· Industry Expansion

Results of operations for the three and six months ended June 30, 2012 and 2011, and for the period from July 8, 2010 (date of inception) through June 30, 2012.

The discussion that follows is derived from our unaudited interim balance sheets and the unaudited statements of operations and cash flows for the three and six months ended June 30, 2012 and 2011 and for the period from inception (July 8, 2010) to June 30, 2012.

Revenues, net

Prior to July 2011, we were a private development stage company with minimal operating revenues and limited access to the capital required for the execution of our business plan. Our operating revenues during the quarter ended June 30, 2012 were $2,350 compared to $505 during the quarter ended June 30, 2011. Our operating revenues during the six months ended June 30, 2012 were $6,948 compared to $3,338 during the six months ended June 30, 2011. Our inception to date revenues totaled $28,336 as of June 30, 2012.

We recognize revenue when delivery has occurred, the sales price is fixed and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. We record revenues, net of sales discounts.

Cost of Sales

Our cost of sales for the quarter ended June 30, 2012 was $2,317, compared to $288 for the quarter ended June 30, 2011. Our cost of sales for the six months ended June 30, 2012 was $5,388, compared to $2,183 for the six months ended June 30, 2011. Cost of sales includes finished goods, assembly services, and cost to deliver our product. Cost of sales has remained consistent with the previous year comparable period. As we are able to increase our revenues, we expect our cost variables to decrease due to volume discounts.

Gross Profit

During the quarter ended June 30, 2012 our gross profit was $33, compared to a gross profit for the quarter ended June 30, 2011 of $217. During the six months ended June 30, 2012 our gross profit was $1,560, compared to a gross profit for the six months ended June 30, 2011 of $1,155. Cost of our initial inventory assembly was high due to modifications in assembly techniques and testing, higher than normal freight costs, and higher raw material costs due to low volume purchasing. Freight costs were higher as a result of oversea assembly and a single port of entry. These costs will decrease as we assemble and distribute from strategically located warehouse facilities. We expect gross profits to normalize at 38% in the near-term and 40% in the long-term. Gross profit, as a percentage of sales, will also increase as we have a higher weighting of sales through direct distribution to our end customer.

Expenses

During the quarter ended June 30, 2012 we incurred $201,942 of operating expenses, compared to $168,014 for the quarter ended June 30, 2011. This increase in operating expenses for the first quarter of 2012 is a direct result of the further implementation of our business plan and our regulatory compliance resulting from our July 2011 merger activities.

Our highest operating expense is salaries, commissions and benefits which totaled $95,389 for the quarter ended June 30, 2012, and $233,792 for the six months ended June 30, 2012. By comparison, we in incurred expense for salaries, wages and commissions of $20,859 for three and six months ended June 30, 2011. We expect to incur increasing costs in salaries, commissions and benefits as we hire additional staff required for full operations.

During the quarter ended June 30, 2012 we incurred $34,129 in professional fees which primarily consist of legal and accounting fees related to our regulatory compliance. We incurred professional fees of $143,013 during the six months ended June 30, 2012. By comparison, we incurred $75,068 and $75,683 during the three and six months, respectively, ended June 30, 2011. We do expect professional fees to remain stable for the remainder of 2012.

During the quarter ended June 30, 2012 we incurred $5,633 in travel including flights, accommodations, meals and automobile. We incurred travel expenses of $38,517 during the six months ended June 30, 2012. By comparison, we incurred $29,259 and $33,074, during the three and six months, respectively, ended June 30, 2011. This expense is expected to increase as we continue our product marketing.

During the quarter ended June 30, 2012 we incurred $2,215 in promotions and advertising. We incurred $33,275 in promotions and advertising during the six months ended June 30, 2012. By comparison, we incurred $11,145 in promotions and advertising during the three and six months ended June 30, 2011. These costs include demonstration products, advertising, shipping samples to retailers and distributors, and promotion allowances for distributors and tradeshows which includes booth costs, and various other tradeshow costs. We expect this expense to increase over the next twelve months.

During the quarter ended June 30, 2012 we incurred $25,550 of consulting fees. We incurred $55,738 in consulting fees during the six months ended June 30, 2012. By comparison, we incurred $18,030 and $18,230 during the three and six months, respectively, ended June 30, 2011. This expense is expected to increase as we take on business consultants in the future.

Other Income and Expense

During the three months ended June 30, 2012, we experienced a gain on the change in the value of a derivative liability in the amount of $70,647, financing costs of $215,222, interest expense of $25,605, and amortization of a beneficial conversion discount in the amount of $6,672. During the six months ended June 30, 2012, we experienced a gain on the change in the value of a derivative liability in the amount of $70,647, financing costs of $215,222, interest expense of $37,184, other income of $1,896, and amortization of a beneficial conversion discount in the amount of $6,672.

Net Loss

During the quarter ended June 30, 2012 we incurred a net loss of $378,761. During the six months ended June 30, 2012, we incurred a net loss of $770,822. By comparison, we incurred net losses of $6,231 and $10,711 during the three and six months, respectively, ended June 30, 2011. This increase in net loss compared to last year is due to development of our products, regulatory compliance and the initial execution of our business plan and the accompanying change in the operations of our business, together with certain financing costs.

Since July 8, 2010, the inception date of Nyxio, through June 30, 2012, we have generated revenue of $28,336 and have incurred a net loss of $5,866,698. Our greatest challenges which have prohibited us from executing our business plan are as follows:

· Lack of adequate funding to obtain a small inventory, establish a healthy PR campaign, recruit a world class management team, and fund future development to enhance current product features and new products to stay ahead of the technology curve.

· Manufacturing in Asia – Too far away to monitor quality and suppliers without costly travel.

· Lack of adequate funding to retain skilled sales team.

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

Our operations to date have consisted primarily of the following:

· Enhancing product features and esthetics

· Negotiations to reduce product cost and enhance quality

· Building a reliable Bill of Material for all products and sourcing from established suppliers

· Work with technology partners such as Avnet, Intel, and AMD, with whom we have collaboration agreements, to develop new CPU list of options and board options. To date we have not entered into any Purchase Orders with these partners.

· Develop new products with alternate revenue streams, such a gaming and cloud commerce

· Develop clear and concise marketing, sales, and specification literature and tools

Our efforts are directed at generating revenue through the sales of our current products, which are available for purchase at the following locations: Amazon.com, OrderBorder, Rapid Buyer, Focus, University Book Stores, and at our proprietary web-site.

Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and equivalents on hand of $3,677, and a working capital deficit of $451,974. We determined that our cash on hand and working capital were not sufficient to meet our current anticipated cash requirements. As such, we evaluated several options to obtain short term financing and entered into a Securities Purchase Agreement with ICG USA, LLC as discussed below. While we hope to see a significant increase in revenue towards the latter part of the second quarter of 2012, we will continue to rely on funds obtained through the issuance of debt and equity securities throughout 2012. We may enter into further debt and equity agreements to fund operations and inventory requirements if management feels it is required, and we expect to see sharp increases in revenues to fund future operating expenses. We anticipate our additional cash requirements to fund Cost of Goods Sold and operations to be roughly $1.729 million dollars, at which point revenues from sales should be enough to fund inventory and operational expenses. Our operations to date have been primarily funded through the issuance of debt and equity securities.

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

In addition, we have received debt financing from Asher Enterprises, Inc. under a series of Convertible Promissory Notes. The notes, both converted and currently outstanding, are as follows:

Amount	Issue date	Due date	Shares issued upon conversion	Conversion date(s)	Principal amount outstanding
$63,000	June 6, 2012	March 8, 2013	n/a	n/a	$63,000
$37,500	July 10, 2012	April 12, 2013	n/a	n/a	$37,500

All Notes issued to Asher Enterprises, Inc. bear interest at a rate of 8% per year and are convertible at a conversion price equal to 61% of the Market Price of our common stock on the conversion date.  For purposes of the Notes, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion date.  The number of shares issuable upon conversion of the Notes is limited so that the holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days notice.

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

Off Balance Sheet Arrangements

As of June 30, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Giorgio Johnson, and Chief Financial Officer, Mirjam Metcalf. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012.

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

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item. Risk factors regarding our current business can be found in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nyxio Technologies Corporation

Date:	August 20, 2012

By: /s/ Giorgio Johnson Giorgio Johnson Title: Chief Executive Officer

Date:	August 20, 2012

By: /s/ Mirjam Metcalf Mirjam Metcalf Title: Chief Financial Officer

