Form 10-Q
period 2012-09-30
NYXIO TECHNOLOGIES Corp
filed 2012-11-21
CIK 1373761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

855-436-6996
(Registrant’s telephone number)
_________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,440,690 as of October 15, 2012.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011;
F-2	Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and period from July 8, 2010 (Inception) to September 30, 2012 (unaudited);
F-3	Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and period from July 8, 2010 (Inception) to September 30, 2012 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

Nyxio Technologies Corporation
(a Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash	$6,295	$1,341
Accounts receivable	4,924	386
Employee receivables	8,579	—
Inventory	148,724	154,456
Prepaid expenses	16,500	19,236
Due from related party	22,372	22,838
Total current assets	207,394	198,257

Fixed assets, net of accumulated depreciation of $16,734 and $7,882, respectively	29,072	37,924

Other assets:
Deposits	4,836	4,175
Total other assets	4,836	4,175

Total assets	$241,302	$240,356

Liabilities and stockholders’ (deficit)
Current liabilities:
Accounts payable and accrued expenses	$197,748	$172,473
Accrued interest	69,485	34,912
Notes payable	212,530	294,125
Notes payable – related party	21,258	11,012
Convertible notes payable, net of discounts of $269,875 and $0, respectively	104,018	—
Derivative liability	443,671	—
Total current liabilities	1,048,710	512,522

Total liabilities	1,048,710	512,522

Stockholders’ (deficit)
Preferred stock; $0.001 par value; 1,500 shares authorized; no shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Common stock’ $0.001 par value; 121,212,122 shares authorized; 65,440,690 and 37,500,000 authorized and issued at September 30, 2012 and December 31, 2011, respectively	65,441	37,500
Common stock authorized and unissued; 750,000 and 3,655,000 at September 30, 2012 and December 31, 2012, respectively	750	3,655
Additional paid-in capital	6,185,392	4,782,555
Other comprehensive income (loss)	(430,679)	—
(Deficit) accumulated during the development stage	(6,628,312)	(5,095,876)
Total stockholders’ (deficit)	(807,408)	(272,166)

Total liabilities and stockholders’ (deficit)	$241,302	$240,356

The accompanying notes are an integral part of these condensed consolidated financial statements

Nyxio Technologies Corporation

(a Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

					July 8, 2010
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012
Revenue	$17,753	$3,248	$24,701	$6,586	$46,089
Cost of goods sold	7,059	2,167	12,447	4,350	26,768
Gross profit	10,694	1,081	12,254	2,236	19,321
Operating expenses
Consulting fees	88,406	4,040,885	144,144	4,059,115	4,306,572
Depreciation	2,951	1,380	8,852	3,151	16,734
General and administrative	2,331	35,767	32,065	56,007	140,878
Professional fees	52,978	63,717	195,991	139,400	387,477
Promotional expense	4,655	40,039	37,930	51,184	148,606
Research and development	—	—	5,628	—	30,751
Rent expense	14,167	24,195	54,416	42,016	120,488
Salaries and wages	670	55,159	234,462	76,018	451,805
Travel	1,232	84,269	39,749	117,343	217,546
Total expenses	167,390	4,345,411	753,237	4,544,234	5,820,857
Net (loss) from operations	(156,696)	(4,344,330)	(740,983)	(4,541,998)	(5,801,536)
Other income (expense)
Amortization of discounts	(80,502)	—	(87,174)	—	(87,174)
Financing costs	(485,136)	—	(711,937)	—	(711,937)
Interest expense	(10,569)	(8,394)	(36,174)	(19,105)	(71,495)
Interest expense - related party	(1,669)	—	(1,669)	—	(1,669)
Other income	—	—	1,896	—	1,896
Gain (loss) on derivatives	(83,639)	—	(12,992)	—	(12,992)
Gain (loss) on debt settlement	56,595	—	56,595	—	56,595
Total other	(604,920)	(8,394)	(791,455)	(19,105)	(826,776)
Net (loss)	$(761,616)	$(4,352,724)	$(1,532,438)	$(4,561,103)	$(6,628,312)
Basic and fully diluted - (loss) per common share	$(0.01)	$(0.18)	$(0.03)	$(0.17)
Basic and fully diluted - Weighted average common Shares outstanding	51,648,765	24,752,431	45,091,524	27,260,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nyxio Technologies Corporation
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows

			July 8, 2010
	Nine Months Ended		(Inception) to
	September 30		September 30
	2012	2012	2012

Cash flows from operating activities:
Net (loss)	$(1,532,438)	$(4,561,103)	$(6,628,312)
Adjustment to reconcile net (loss) to net cash used by operating activities:
Depreciation	8,852	3,151	16,734
Shares and options issued for services	144,007	—	144,007
Shares issued for financing and interest	711,817	—	711,817
Amortization of beneficial conversion	87,174	—	87,174
(Gain) loss on derivatives	12,992	—	12,992
(Gain) on settlement of debt	(56,595)	—	(56,595)
Non-cash service provided by related party	—	10,375	38,875
Warrants issued per merger – related party	—	3,967,500	3,967,500
Decrease (increase) in operating assets:
Accounts and other receivable	(13,117)	(5,448)	(13,503)
Inventory	5,732	(30,649)	(140,837)
Prepaid expense	2,736	(55,783)	(15,758)
Other assets	(661)	(1,210)	(1,871)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	25,277	109,653	196,098
Accrued interest	37,712	16,228	69,949
Net cash (used) by operating activities:	(566,512)	(547,286)	(1,611,730)

Cash flows from investing activities:
Payments on due from related party, net	466	(13,517)	(6,809)
Purchase of fixed assets	—	(21,690)	(32,944)
Net cash (used) in investing activities:	466	(35,207)	(39,753)

Cash flows from financing activities:
Cash contributed by related party	—	—	5,984
Cash acquired through merger	—	45	45
Proceeds from notes payable	—	30,011	83,991
Payments on notes payable	—	—	(1,500)
Proceeds from notes payable – related party	24,500	—	35,258
Payments on notes payable – related party	(14,000)	—	(14,000)
Proceeds from convertible debt	385,500	—	385,500
Proceeds from the sale of common stock	175,000	627,500	1,162,500
Net cash provided by financing activities:	571,000	657,556	1,657,778

Net increase in cash
Cash, beginning of period	4,954	75,063	6,295
Cash, end of period	1,341	2,626	—
	$6,295	$77,689	$6,295
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$167

The accompanying notes are an integral part of these condensed consolidated financial statements

Nyxio Technologies Corporation

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – Significant Accounting Policies and Procedures

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2012, and the results of its operations and cash flows for the three and nine months ended September 30, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“the Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to ensure the information presented is not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 21, 2011 filed with the Commission on April 16, 2012.

The accompanying consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The financial statements as of September 30, 2012 and for the three and nine months then ended include Nyxio Technologies Corporation (“NTC”) and its wholly owned subsidiary, Nyxio Technologies, Inc. (“NTI”). All significant inter-company transactions and balances have been eliminated. NTC and its subsidiary are collectively referred to herein as the “Company”.

Basis of presentation

The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2012 and December 31, 2011, the Company had no cash equivalents.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of September 30, 2012 and December 31, 2011, finished goods inventory was $148,724 and $154,456, respectively.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of September 30, 2012 or 2011. Depreciation expense for the nine months ended September 30, 2012, and 2011 and for the period from July 8, 2010 (inception) to September 30, 2012, was $8,852, $3,151 and $16,734, respectively.

Revenue recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances. As of September 30, 2012 and 2011, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. At September 30, 2012 and 2011 the Company had 1,242,916 and -0- potential common shares related to options and vested warrants and 28,247,257 and no shares underlying convertible debt, that have been excluded from the computation of diluted net loss per share.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of September 30, 2012 and 2011 due to their short-term nature. See Note 9 for further details.

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. For the nine months ended September 30, 2011, and the year ended December 31, 2011, the Company determined that none of its long-term assets were impaired.

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

Advertising

The Company expenses advertising costs as incurred. The Company’s advertising expenses totaled $4,655 and $40,039 for the three months ended September 30, 2012 and 2011 and $37,930 and $51,184, respectively for the nine month period ended September 30, 2012. For the period from July 8, 2010 (inception) to September 30, 2012, the Company has incurred a total of $148,606.

Research and development

Research and development costs are expensed as incurred. During the nine months ended September 30, 2012 and 2011 and for the period from July 8, 2010 (inception) to September 30, 2012, research and development costs were $5,628, $0 and $30,751, respectively.

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

Financial instruments which potentially subject the Company to concentrations of business risk consist principally of availability of suppliers. As of September 30, 2012, the Company was dependent on approximately two vendors for 85% of product supply.

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

For the nine months ended September 30, 2012 and 2011, and the period from July 8, 2010 (inception) to September 30, 2012, the Company recorded share-based compensation of $144,007, $-0- and $4,111,507, respectively.

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

NOTE 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations and since its inception (July 8, 2010) through September 30, 2012 the Company had accumulated losses of $6,628,312 and a working capital deficit of $841,316. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

NOTE 3 - Accounts receivable

Accounts receivable consist of the following:

	September 30,	December 31,
	2012	2011
Trade accounts receivable	$4,924	$386
Employee receivables	8,579	—
Due from related party	22,372	22,838
Less: Allowance for doubtful accounts	—	—
	$35,875	$23,224

As of September 30, 2012 and December 31, 2011, respectively, the Company had not established an allowance for doubtful accounts.

NOTE 4 - Property and equipment

The following is a summary of property and equipment:

	September 30,	December 31,
	2012	2011
Furniture and fixtures	$11,612	$11,612
Software	11,945	11,945
Computers and equipment	22,249	22,249
Less: accumulated depreciation	16,734	7,882
	$29,072	$37,924

Depreciation for the nine months ended September 30, 2012 and 2011 and for the period from July 8, 2010 (inception) to September 30, 2012 was $8,852, $3,151 and $16,734, respectively.

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

During the nine months ended September 30, 2012, the Company advanced an additional $331 and repaid $806.

As of September 30, 2012 and December 31, 2011, the amounts due from the officer totaled $22,372 and $22,838, respectively.

Merger warrants

In connection with the Company July 5, 2011 merger activities, the Company issued a warrant to purchase up to 37,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share to its chief executive officer and majority shareholder. The warrant has a term of twenty-four months expiring on July 1, 2013 and is subject to performance conditions. The performance conditions allow for the warrant to be exercisable in four increments of 9,375,000 for each $1,000,000 of cumulative realized revenue over the twenty-four month term. As of September 30, 2012, performance conditions have not been met therefore; no portion of the warrant is exercisable. On the date of grant, the estimated fair value of each warrant using the Black-Scholes model is $0.42 per share utilizing a strike price of $0.01, volatility of 177%, and a risk-free rate of 4.40%. The Company estimated the number of shares that would become exercisable throughout the twenty-four month term based on historical activity and pro forma projections to be 9,375,000 resulting in an estimated fair value of $3,967,500 which has been recorded as compensation in the previous year.

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

Note payable to a related party

During the year ended December 31, 2011, the Company’s chief financial officer paid certain liabilities totaling $10,578 on behalf of the Company. In October 2011, the Company issued a promissory note for the value of the payment which bears interest at a rate of 8% per annum and matures on September 30, 2012. On January 12, 2012, this same officer provided an additional $20,000 under the same terms, to the Company for operating expenses. As of September 30, 2012 the Company made principal payments of $14,000. The balance of these notes was $21,258 and accrued interest totaled $1,828.

NOTE 6 - Notes payable

Chamisa Technology, LLC

On July 8, 2010, the Company’s chief executive officer and majority shareholder contributed a note payable in the amount of $83,627 which originated from his previously dissolved limited liability company. The note balance represented cash advances of $81,595 and previously accrued interest of $2,032. During the period from inception (July 8, 2010) through December 31, 2010, the Company received additional advances of $64,491 and $18,000 during the year ended December 31, 2011. No formal agreement pertaining to the advances had previously been documented, however pursuant to a verbal agreement between the parties, the balance was due on demand and bears interest at a rate of 12% per annum. March 5, 2012, the Company formalized and acknowledged its liability to Chamisa Technology, LLC in the form of a promissory note. The promissory note is unsecured bears interest at a rate of 12% per annum, and matures on August 31, 2012. Pursuant to the new promissory note, the Company is required to make monthly principal and interest payments through maturity. As of September 30, 2012, the note is in default.

On April 21, 2012, Chamisa Technology, LLC assigned $81,595 of the note to an individual who further assigned portions of the debt to various entities. During the nine months ended September 30, 2012, the original assignee agreed to forgive $56,595 of the debt in exchange for immediate conversion rights at a conversion rate of $0.001. During the period ended September 30, 2012, the Company authorized the issuance of 19,936,340 shares of common stock for the conversion of $25,000 in principal and $936 of accrued interest. The fair value of the shares issued totaled $737,873 based on the market price of the common stock on the date of conversion. The difference in the fair value of the shares issued and the principal amount of debt and accrued interest converted totaled $711,937 and has been recorded as a financing costs.

As of September 30, 2012 and December 31, 2011, the unpaid principal balance together with accrued interest owed to Chamisa totaled $127,360 and $195,142, respectively.

Coach Capital LLC

On September 30, 2011, the Company issued a promissory note in the amount of $111,000 to Coach Capital, LLC. The note is unsecured, due on demand and bears interest at a rate of 10% per annum. In the event of default, the interest rate will immediately escalate to 30% per annum. As of September 30, 2012 and December 31, 2011, the unpaid principal balance together with accrued interest totaled $125,749 and $116,669, respectively.

ICG USA, LLC

On February 16, 2012, the Company entered into a Securities Purchase Agreement with ICG USA, LLC (“ICG”) and issued a Convertible Promissory Note in the amount of $200,000. The note is unsecure, bears interest at a rate of 6% interest per annum, and matures on February 16, 2013. The note is convertible into shares of our common stock beginning nine months after the date of issuance and was convertible on August 16, 2012. Pursuant to the terms of the Agreement, the note is convertible at a rate equal to a 45% discount to the average of the three lowest closing trade prices in the preceding thirty trading days. On the date the note became convertible; the Company valued the benefit of conversion at $309,631 and record a discount of $200,000 and a derivative liability with a corresponding comprehensive loss in the amount of $109,631. The discount related to the conversion value will be amortized over the remaining term of the note utilizing the interest method of accretion. On August 24, 2012, ICG elected to convert $15,000 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 649,351 shares at a conversion rate of $0.0231 and recognized a loss on the derivative in the amount of $12,922.

As of the balance sheet date, the Company fair valued the derivative liability at $245,348 and recorded a comprehensive loss of $135,717 representing the change in fair value. As of September 30, 2012, the unpaid principal balance was $45,245 net of discount in the amount of $139,755. Accrued interest totaled $7,477.

JMJ Financial

On May 7, 2012, the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in the amount of $275,000. Pursuant to the terms of the note, a 10% original issue discount is included and is due in one year. The Note does not bear interest if paid in full within 90 days. Thereafter, a one-time interest charge of 5% shall be applied to the principal sum. The Note is convertible to common stock in whole or in part at conversion price equal to the lesser of $0.06 per share or 65% of the lowest trading price in the 25 trading days prior to the conversion. As of September 30, 2012, JMJ has funded $55,000 of the note which includes an original issue discount in the amount of $5,000. The Company has computed the present value of the amount funded at $52,731 as a result of its non-interest bearing terms. Additionally, the Company recorded a discount in the amount of $44,270 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the one year term of the note. Further, the Company has recognized a derivative asset resulting from the variable change in conversion rate in relation to the change in market price of the Company’s common stock. As of September 30, 2012, the Company recorded comprehensive loss on the derivative in the amount of $19,462, recorded amortization of the debt discount in the amount of $22,000 in connection with the beneficial conversion feature of the note. As of September 30, 2012, the unpaid principal balance net of discount totaled $31,393. The present value interest amortized during the period ended September 30, 2012 totaled $1,074.

Asher Enterprises

On June 6, and July 10, 2012, the Company issued two Convertible Promissory Notes to Asher Enterprises, Inc. (“Asher”) in the amount of $63,000 and $37,500, respectively. The notes bears interest at a rate of 8% per annum, are unsecured and mature on March 8, and April 12, 2013. The Notes are convertible into common stock in whole or in part at a variable conversion price equal to a 39% discount to the 10-day average trading price prior to the conversion date. The Company recorded a discount in the amount of $77,779 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes. Further, the Company has recognized a derivative liability in the amount of $120,587 resulting from the variable change in conversion rate in relation to the change in market price of the Company’s common stock. As of September 30, 2012, the Company recorded a comprehensive loss on the derivatives in the amount of $32,834, and recorded amortization of the debt discounts in the amount of $36,903 in connection with the beneficial conversion features of the notes. As of September 30, 2012, the principal balance owed to Asher for these two notes totaled $36,903 net of discounts of $63,597.

Continental Equities, LLC

On September 20, 2012, The Company issued a Convertible Promissory Note to Continental Equities, LLC (“Continental”) in the amount of $35,000. The note bears interest at a rate of 8% per annum, is unsecured and matures on May 15, 2013. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 42.5% discount to the lowest three average thirty day trading prices prior to the conversion date. The Company recorded a discount in the amount of $35,000 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes. Further, the Company has recognized a derivative liability in the amount of $1,437 resulting from the variable change in conversion rate in relation to the change in market price of the Company’s common stock. As of September 30, 2012, the Company recorded a comprehensive loss on the derivatives in the amount of $41,441, and amortization of the debt discounts in the amount of $1,477 in connection with the beneficial conversion features of the note. As of September 30, 2012, the principal balance owed to Continental totaled $1,477 net of discount of $33,523.

NOTE 7 – Commitments

Lease agreements

In June 2011, the Company entered into a two-year lease agreement for additional office space commencing July 1, 2011 and expiring September 30, 2013. Pursuant to the terms of the lease agreement, the monthly rate will increase to $4,175 with an additional increase at the anniversary date to $4,300. In addition, the Company has increased its security deposit to $4,836. As of September 30, 2012 and 2011, the Company has recorded rent expense of $54,416 and $42,016, respectively.

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

The net change in the valuation for the nine months ended September 30, 2012 was an approximate increase in valuation of $521,000.

The Company has a net operating loss carryover of approximately $2,630,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2031, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We had no material unrecognized income tax assets or liabilities as of September 30, 2012. Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the nine-months ended September 30, 2012 and 2011, there were no income tax, or related interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal or state income tax examination by tax authorities for years beginning at our inception of July 8, 2010 through current. We are not currently involved in any income tax examinations.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	Level I	Level II	Level III	Fair Value
September 30, 2012
Notes payable	—	(233,788)	—	(233,788)
Convertible debt, net	—	(104,018)	—	(104,018)
Derivative liabilities	—	(443,671)	—	(443,671)
	$—	$(771,477)	$—	$(771,477)

December 31, 2011
Notes payable	—	(294,125)	—	(294,125)
	$—	$(294,125)	$—	$(294,125))

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

During the nine-months ended September 30, 2012, the Company sold 1,750,000 shares of its common stock for cash proceeds totaling $175,000.

During the nine-months ended September 30, 2012, the Company issued a total of 20,585,690 shares of common stock in connection with the conversion of $40,936 in debt and financing costs of $710,881.

During the nine-months ended September 30, 2012, the Company issued 2,700,000 shares for consulting services to two individuals fair valued at $92,500.

Warrants and options

On March 26, 2012, the shareholders’ of the Company approved the Company’s 2012 Equity Incentive Plan. Pursuant to the plan, on June 15, 2012 the Company granted a total of 2,291,664 options to its senior management team. The option have a term of 10 years, are exercisable at an average weight of $0.09 per share and vest in four increments of 25% each with the first vesting to occur on grant and the remaining to vest over the subsequent three-year period. The company has valued the grant utilizing the Black-Scholes Model and assumptions as follows: risk-free interest rate 2.29%; and volatility 205%. As of September 30, 2012, the Company recorded compensation expense of $51,507 in connection with the grant.

NOTE 11 - Subsequent events

On October 31, 2012, the Company designated 100 shares of its preferred stock as $0.01 par value Class B Convertible preferred. Holders of Class B Convertible Preferred Stock will participate on an equal basis per-share with holders of common stock in any distribution upon winding up, dissolution, or liquidation. Holders of Class B Convertible Preferred Stock are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of one million (1,000,000) votes for each share held. Holders of Class B Convertible Preferred Stock are also entitled, at their option, to convert their shares into shares of our common stock on a 1 for 1 basis.

On October 31, 2012, the Company issued all 100 shares of Class B preferred to its CEO for services to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

•The Realm Pro - RobRobust all in One PC/TV geared for commercial and digital signage markets.

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

Goals

Nyxio Technologies has six achievable goals:

• Company Growth

• Profitability

• Product Development

• Fast Innovation

• Market Penetration

• Industry Expansion

Results of operations for the three and nine months ended September 30, 2012 and 2011, and for the period from July 8, 2010 (date of inception) through September 30, 2012.

The discussion that follows is derived from our unaudited interim balance sheets and the unaudited statements of operations and cash flows for the three and nine months ended September 30, 2012 and 2011 and for the period from inception (July 8, 2010) to September 30, 2012.

Revenues, net

Prior to July 2011, we were a private development stage company with minimal operating revenues and limited access to the capital required for the execution of our business plan. Our operating revenues during the quarter ended September 30, 2012 were $17,753 compared to $3,248 during the quarter ended September 30, 2011. Our operating revenues during the nine months ended September 30, 2012 were $24,701 compared to $6,586 during the nine months ended September 30, 2011. Our inception to date revenues totaled $46,089 as of September 30, 2012.

We recognize revenue when delivery has occurred, the sales price is fixed and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. We record revenues, net of sales discounts.

Cost of Sales

Our cost of sales for the quarter ended September 30, 2012 was $7,059, compared to $2,167 for the quarter ended September 30, 2011. Our cost of sales for the nine months ended September 30, 2012 was $12,447, compared to $4,350 for the nine months ended September 30, 2011. Cost of sales includes finished goods, assembly services, and cost to deliver our product. Cost of sales has remained consistent with the previous year comparable period. As we are able to increase our revenues, we expect our cost variables to decrease due to volume discounts.

Gross Profit

During the quarter ended September 30, 2012 our gross profit was $10,694, compared to a gross profit for the quarter ended September 30, 2011 of $1,081. During the nine months ended September 30, 2012 our gross profit was $12,254, compared to a gross profit for the nine months ended September 30, 2011 of $2,236. Cost of our initial inventory assembly was high due to modifications in assembly techniques and testing, higher than normal freight costs, and higher raw material costs due to low volume purchasing. Freight costs were higher as a result of oversea assembly and a single port of entry. These costs will decrease as we assemble and distribute from strategically located warehouse facilities. We expect gross profits to normalize at 38% in the near-term and 40% in the long-term. Gross profit, as a percentage of sales, will also increase as we have a higher weighting of sales through direct distribution to our end customer.

Expenses

During the quarter ended September 30, 2012 we incurred $167,390 of operating expenses, compared to $4,345,411 for the quarter ended September 30, 2011. This decrease in operating expenses for the third quarter of 2012 compared to the same period in 2011 is a direct result of the value attributable to the warrants issued to our CEO in connection with our 2011 merger. Additionally, 2011 expenses were higher than the current year due to the continued implementation of our business plan and regulatory compliance resulting from our July 2011 merger activities.

Our highest operating expenses for the three month period are; professional and consulting fees which totaled $141,384 for the quarter ended September 30, 2012, and $340,135 for the nine months ended September 30, 2012. By comparison, we in incurred expense for professional and consulting fees of $4,404,602 and $4,198,515 for three and nine months ended September 30, 2011, respectively. We do expect professional fees to remain stable for the remainder of 2012.

During the quarter ended September 30, 2012 we incurred $1,232 in travel including flights, accommodations, meals and automobile. We incurred travel expenses of $39,749 during the nine months ended September 30, 2012. By comparison, we incurred $84,269 and $117,343, during the three and nine months, respectively, ended September 30, 2011. This expense is expected to increase as we continue our product marketing.

During the quarter ended September 30, 2012 we incurred $4,655 in promotions and advertising. We incurred $37,930 in promotions and advertising during the nine months ended September 30, 2012. By comparison, we incurred $40,039 and $51,184 in promotions and advertising during the three and nine months ended September 30, 2011, respectively. These costs include demonstration products, advertising, shipping samples to retailers and distributors, and promotion allowances for distributors and tradeshows which includes booth costs, and various other tradeshow costs. We expect this expense to increase over the next twelve months.

During the quarter ended September 30, 2012 we incurred $670 in salaries and wages and $234,462 during the nine months ended September 30, 2012. By comparison, we incurred $55,159 and $76,018 during the three and nine months, respectively, ended September 30, 2011. This expense is expected to increase as we take on additional employees in the future.

Other Income and Expense

During the three months ended September 30, 2012, we experienced a loss on the change in the value of a derivative liability in the amount of $83,639, financing costs of $485,136, interest expense of $10,569, and amortization of a beneficial conversion discount in the amount of $80,502. During the nine months ended September 30, 2012, we experienced a loss on the change in the value of a derivative liability in the amount of $12,992, financing costs of $711,937 interest expense of $36,174, other income of $1,896, and amortization of a beneficial conversion discount in the amount of $87,174.

As a result of the new financing agreements entered into during the nine months ended September 30, 2012, we have incurred additional costs which are attributable to the terms of each agreement with respect to their variable conversion rights. Until such time the agreements are satisfied in full, we will continue to incur costs related to the valuation of these terms. Additionally, in connection with a note holders’ offer to forgive $56,595 of principal debt, we agreed to convert the remaining balance of $25,000 at a conversion rate of $0.001 with the difference in market value at the time of conversion being recorded as financing costs in the amount of $711,937. As of September 30, 2012, the principal amount has been fully converted.

Net Loss

During the quarter ended September 30, 2012 we incurred a net loss of $761,616. During the nine months ended September 30, 2012, we incurred a net loss of $1,532,438. By comparison, we incurred net losses of $4,352,724 and $4,561,103 during the three and nine months, respectively, ended September 30, 2011. This decrease in net loss compared to last year is due to a non-recurring issuance of warrants to our CEO in connection with our 2011 merger activities.

Since July 8, 2010, the inception date of Nyxio, through September 30, 2012, we have generated revenue of $46,089 and have incurred a net loss of $6,628,312. Our greatest challenges which have prohibited us from executing our business plan are as follows:

• Lack of adequate funding to obtain a small inventory, establish a healthy PR campaign, recruit a world class management team, and fund future development to enhance current product features and new products to stay ahead of the technology curve.

• Manufacturing in Asia – Too far away to monitor quality and suppliers without costly travel.

• Lack of adequate funding to retain skilled sales team.

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

Liquidity and Capital Resources

As of September 30, 2012, we had cash and equivalents on hand of $6,295, and a working capital deficit of $841,316. We determined that our cash on hand and working capital were not sufficient to meet our current anticipated cash requirements. As such, we evaluated several options to obtain short term financing and entered into a Securities Purchase Agreement with ICG USA, LLC as discussed below. While we hope to see a significant increase in revenue towards the latter part of the second quarter of 2012, we will continue to rely on funds obtained through the issuance of debt and equity securities throughout 2012. We may enter into further debt and equity agreements to fund operations and inventory requirements if management feels it is required, and we expect to see sharp increases in revenues to fund future operating expenses. We anticipate our additional cash requirements to fund Cost of Goods Sold and operations to be roughly $1.729 million dollars, at which point revenues from sales should be enough to fund inventory and operational expenses. Our operations to date have been primarily funded through the issuance of debt and equity securities.

Specifically, on September 30, 2011, we entered into a promissory note with Coach Capital LLC in the amount of $111,000 (the “Coach Note”). The Coach Note is unsecured, bears interest at 10% per annum and is due on demand. The holder of the Coach Note may elect to convert all or part of the indebtedness owing under the Coach Note into our securities at such rate as that being offered to investors at the time of conversion. During the year ended December 31, 2011, we sold 1,555,000 shares of our common stock to certain accredited investors in exchange for cash totaling $777,500 in accordance with our form of Securities Purchase Agreement requiring payment equal to $0.50 per share. In the fourth quarter of 2011 we sold an additional 2,100,000 shares of our common stock in exchange for cash totaling $210,000 in accordance with our form of Securities Purchase Agreement requiring payment equal to $0.10 per share.

On February 16, 2012, we entered into a Securities Purchase Agreement with and issued a Convertible Promissory Note in the amount of $200,000, at 6% interest per annum, to ICG USA, LLC (the “ICG Note”). The ICG Note is convertible into shares of our common stock beginning nine months after the date of issuance of the ICG Note at the discretion of ICG USA, LLC. The ICG Note is due February 16, 2013.

Additionally, on February 21, 2012, we entered into a securities purchase agreement (the “Purchase Agreement”) with Socius CG II, Ltd.; a Bermuda exempted company (“Socius”). Under the terms and subject to the conditions of the Purchase Agreement, we have the right, in our sole discretion, over a term of two years from the closing of the Purchase Agreement, to demand through separate tranche notices that Socius purchase up to a total of $5 million of redeemable Series A Preferred Stock. In order to effectuate a future issuance of Series A Preferred Stock, on March 22, 2012, after receiving approval of a majority of our outstanding common stock, we filed an amendment to our Articles of Incorporation to designate 1,500 shares of blank check preferred stock, and on March 26, 2012, we filed a Certificate of Designations of Preferences, Rights and Limitations to authorize the issuance of 1,100 shares of Series A Preferred Stock. In our sole discretion, we have the right to issue to Socius, subject to the terms and conditions of the Purchase Agreement, one or more tranche notices to purchase a certain dollar amount of such Series A Preferred Stock. As of the date of this Quarterly Report, we have not provided Socius with a tranche notice and no Series A Preferred Stock has been issued.

On May 7, 2012, we entered into a $275,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). Under the Note, we received $50,000 in loan proceeds with JMJ. Additional sums up to a maximum total of $275,000 may be advanced in the sole discretion of JMJ. The Note includes a 10% original issue discount and is due in 1 year. The Note does not bear interest if paid in full within 90 days. Thereafter, a one-time interest charge of 5% shall be applied to the principal sum. The Note is convertible to common stock in whole or in part at conversion price equal to the lesser of $0.06 per share or 65% of the lowest trading price in the 25 trading days prior to the conversion. Although we have received $50,000 in funding under the JMJ Note, we do not currently expect that additional advances will be made to us.

In addition, we have received debt financing from Asher Enterprises, Inc. under a series of Convertible Promissory Notes. The notes, both converted and currently outstanding, are as follows:

Amount	Issue date	Due date	Shares issued upon conversion	Conversion date(s)	Principal amount outstanding
$63,000	June 6, 2012	March 8, 2013	Variable	n/a	$63,000
$37,500	July 10, 2012	April 12, 2013	Variable	n/a	$37,500
10

All Notes issued to Asher Enterprises, Inc. bear interest at a rate of 8% per year and are convertible at a conversion price equal to 61% of the Market Price of our common stock on the conversion date.  For purposes of the Notes, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion date.  The number of shares issuable upon conversion of the Notes is limited so that the holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days-notice.

We have determined that the conversion feature of these notes is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bifurcated the conversion feature of the notes and recorded a derivative liability. As of September 30, 2012 the value of the derivative liability was $433,671 and we recognized a loss on the derivative of $12,992 for the nine months ended September 30, 2012.

On September 20, 2012, we received additional financing under a Convertible Promissory Note issued to Continental Equities, LLC (“Continental”) in the amount of $35,000. The note bears interest at a rate of 8% per annum, is unsecured and matures on May 15, 2013. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 42.5% discount to the lowest three average thirty day trading prices prior to the conversion date. In addition, we entered into a Registration Rights Agreement with Continental under which, upon demand of Continental, we must register resale of the common shares issuable upon conversion of the Note on Form S-1. In addition, Continental has “piggy-back” registration rights, which require us to include the re-sale of shares issuable upon conversion of the Note in any registration statement we may file, except for registrations on Forms S-4 or S-8.

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

Off Balance Sheet Arrangements

As of September 30, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Giorgio Johnson, and Chief Financial Officer, Mirjam Metcalf. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Convertible Promissory Note issued to Asher Enterprises, Inc., dated June 6, 2012
10.2	Securities Purchase Agreement with Asher Enterprises, Inc., dated June 6, 2012
10.3	Convertible Promissory Note issued to Asher Enterprises, Inc., dated July 10, 2012
10.4	Securities Purchase Agreement with Asher Enterprises, Inc., dated July 10, 2012
10.5	Convertible Promissory Note issued to Continental Equities, LLC, dated September 20, 2012
10.6	Securities Purchase Agreement with Continental Equities, LLC., dated September 20, 2012
10.7	Registration Rights Agreement with Continental Equities, Inc., dated September 20, 2012
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nyxio Technologies Corporation

Date:	November 21, 2012

By: /s/ Giorgio Johnson Giorgio Johnson Title: Chief Executive Officer

Date:	November 21, 2012

By: /s/ Mirjam Metcalf Mirjam Metcalf Title: Chief Financial Officer

