Form 10-K/A
period 2011-12-31
NYXIO TECHNOLOGIES Corp
filed 2013-01-04
CIK 1373761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective. In performing the above-referenced assessment, our management identified the following material weaknesses:

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

NYXIO TECHNOLOGIES CORPORATION
(Registrant)

Date: January 3, 2013	By:	/s/ Giorgio Johnson
Giorgio Johnson
Chief Executive Officer (Principal Executive Officer)

Date: January 3, 2013	By:	/s/ Mirjam Metcalf
Mirjam Metcalf
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Giorgio Johnson	Director, Chief Executive
Giorgio Johnson	Officer & President (Principal Executive Officer)	January 3, 2013

/s/ Mirjam Metcalf	Director, Chief Financial Officer,	January 3, 2013
Mirjam Metcalf	Treasurer & Secretary (Principal Financial Officer & Principal Accounting Officer)

/s/ David Dabau	Director, Chief Operating Officer	January 3, 2013
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