Form 10-K
period 2012-12-31
NYXIO TECHNOLOGIES Corp
filed 2013-04-22
CIK 1373761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-137160

Nyxio Technologies Corporation
(Exact name of registrant as specified in its charter)

Nevada	98-0501477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2156 NE Broadway Portland, Oregon	97232
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 855-436-6996
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of class
Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $9,280,651 as of June 30, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 278,304 shares as of April 15, 2013.

PART I

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

Item 1. Business

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

Products

• The Realm - All in One PC/TV, combining the latest in PC technology with HDTV.

• The Realm Pro – Robust all in One PC/TV geared for commercial and digital signage markets.

• Venture MMV - Mobile Media Viewer is a new class of video eyewear offering designer styling in a sleek ergonomic design with unmatched features and performance.

• The Vuzion The world’s first TV with Android OS built in enabling 400,000 Android applications on a TV for the first time.

Sales and Marketing

Nyxio Technologies has implemented a sales strategy that has proven to be an effective way to bring product to market. Regional rep firms across the country have been employed to represent Nyxio products to their existing base of dealers. These respected firms leverage relationships they have developed with dealers in their respective territories to add Nyxio products to their stable of product offerings. The firms also offer training, technical and logistics support to the dealers. The firms are compensated on a commission basis so their success is directly tied to the success of the products represented. This symbiotic relationship will allow Nyxio to introduce products nationally in a quick effective yet affordable manner. Nyxio is also working with its international distribution partners as we have found that many international markets are very receptive to new technology, especially in the consumer sector.

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

• CES

• CEDIA Expo

• Digital Signage Expo

• Engage

• NAB Show

• InfoComm

Innovative Product Development - Our product development efforts are based on the concept that market penetration is contingent upon continued innovation. We have proven our ability to be innovative with the release of the first VioSphere. This release came a full three years before the market, we believe, determined that connected TV’s and smart TV’s were the next consumer technology wave and are already into our 4th version of the VioSphere. Continued creativity in development has also been illustrated by our development and release of our Android TV and the Nyxio Venture MMV’s. With continued focus on creative and innovative product development, we strive to become a leader in the consumer electronics industry. We are continuing along the path of technology convergence and reducing the environmental footprint, packing more features and components into easy to use products.

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

Social Media - Social media is also a major focus for our marketing efforts. Our team will focus on maximizing our presence through Facebook, Twitter, digg, YouTube and email marketing. By maximizing our exposure through these various social media sites, we strive to effectively brand ourselves to millions of potential customers on a continual basis.

Achievements to Date

Our management team has spent the past year listening to user feedback and incorporating this feedback into our products. We have forged strong partnerships with our supply chain and our manufacturers, as well as formed a rep and dealer based sales network. We’ve also searched for and selected a progressive public relations and advertising firm and aligned ourselves with investor relations professionals who have the Company’s financial health in heart. Over the past year, Nyxio has implemented its logistics plan by selecting an all in one international logistics expert, and we have contracted an internationally recognized customer service and repair company. We have also partnered with a number of unique distribution partners to increase our sales opportunities. These relationships include international distribution opportunities as well. To date Nyxio has released a number of innovative products which have been well received by the electronics industry and we recently released the first Android based smart television.

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

Goals

Nyxio Technologies has six achievable goals:

• Company Growth

• Profitability

• Product Development

• Fast Innovation

• Market Penetration

• Industry Expansion

Intellectual Property

We hold and will pursue intellectual property, including trademarks, trade secrets and patents as appropriate for our markets and technologies. Nyxio® is a registered trademark, and we have applied with the U.S. Patent and Trademark Office to register the following other trademarks: “Venture MMV,” “VioSphere,” “Vuzion,” “WorkTab,” “Ascend,” “Realm” and “Realm Pro” is a common law trademark. To date, we do not have any patents nor have we submitted any patent applications; however, it is our policy to seek patent protection for significant inventions that may be patented, though we may elect, in appropriate cases, not to seek patent protection even for significant inventions if other protection, such as maintaining the invention as a trade secret, is considered more advantageous. There can be no assurance that any patent will be issued on pending applications or that any patent issued will provide substantive protection for the technology or product covered by it.

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

Employees

Nyxio currently has 5 employees and has engaged 2 independent contractors. We engage the services of independent contractors to assist management in developing our products and focus on supplier management quality off shore.  We have employment agreements and contractor agreements in place for all individuals currently employed by or servicing our Company.

Subsidiaries

Nyxio is our wholly-owned subsidiary.

Item 2. Properties

We do not currently own any real property. We maintained our corporate office at 2156 NE Broadway, Portland, Oregon, 97232 pursuant that certain Lease Agreement with Weston Investment Co. LLC (dba American Property Management Corp) at a cost of $4,175 per month with a lease term ending June 30, 2013. Subsequent to December 31, 2012, we have terminated our lease agreement.

Item 3. Legal Proceedings

We are not currently a party to any material pending legal proceedings.

Our agent for service of process in Nevada is CSC Services of Nevada, Inc., 2215-B Renaissance Drive, Las Vegas, NV 89119.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “NYXO” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2012
Quarter Ended	High $	Low $
December 31, 2012	$13.0631	$0.5405
September 30, 2012	$40.5405	$5.4054
June 30, 2012	$51.3514	$11.2613
March 31, 2012	$171.1712	$33.7838

Fiscal Year Ending December 31, 2011
Quarter Ended	High $	Low $
December 31, 2011	$369.3694	$63.0631
September 30, 2011	$509.0090	$193.6937
June 30, 2011	$1114.860	$180.1802
March 31, 2011	$297.2976	$148.6488

Effective March 20, 2013, we performed a 1 for 450 reverse split of our common stock. As a result, the figures above reflect retroactively split-adjusted prices as reported by OTC Markets, Inc. On April 12, 2013, the last sales price per share of our common stock was $0.18.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of April 15, 2013, we had 278,304 shares of our common stock issued and outstanding, held by nineteen (19) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business, or;

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On October 23, 2012, we issued 100 shares of Class B Convertible Preferred stock to our President and CEO, Giorgio Johnson. These shares are convertible to shares of our common stock at a ratio of 1:1. Holders of our Class B Convertible Preferred Stock cast one million (1,000,000) votes per share on all matter submitted to a vote of the holders of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

On March 22, 2012, our shareholders adopted the 2012 Equity Incentive Plan (the “Plan”) and reserved 10,000 shares of the Company’s common stock for issuance thereunder to officers, directors, employees, consultants and other service providers of the Company. On June 15, 2012, we granted a total of 5,093 options under this plan which included 278 vested options to each of our three directors and 440 to our employees. The option have a term of 10 years, are exercisable at an average weight of $40.50 per share and vest in four increments of 25% each with the first vesting to occur on grant and the remaining to vest over the subsequent three-year period.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended December 31, 2012 and 2011.

The discussion that follows is derived from our audited balance sheets and the audited statements of operations and cash flows for the years ended December 31, 2012 and 2011 and for the period from inception (July 8, 2010) to December 31, 2012.

Revenues, net

Prior to July 2011, we were a private development stage company with minimal operating revenues and limited access to the capital required for the execution of our business plan. Our operating revenues during the year ended December 31, 2012 were $58,450 compared to $11,283 during the year ended December 31, 2011. Our inception to date revenues totaled $79,838 as of December 31, 2012.

We recognize revenue when delivery has occurred, the sales price is fixed and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. We record revenues, net of sales discounts.

Cost of Sales

Our cost of sales for the year ended December 31, 2012 was $79,863, compared to $7,603 for the year ended December 31, 2011. Cost of sales includes finished goods, assembly services, and cost to deliver our product. Cost of sales has remained consistent with the previous year comparable period. As we are able to increase our revenues, we expect our cost variables to decrease due to volume discounts.

Gross Profit

During the year ended December 31, 2012 our gross profit was $(21,413), compared to a gross profit for the year ended December 31, 2011 of $3,680. Cost of our initial inventory assembly was high due to modifications in assembly techniques and testing, higher than normal freight costs, and higher raw material costs due to low volume purchasing. Freight costs were higher as a result of oversea assembly and a single port of entry. These costs will decrease as we assemble and distribute from strategically located warehouse facilities. We expect gross profits to normalize at 38% in the near-term and 40% in the long-term. Gross profit, as a percentage of sales, will also increase as we have a higher weighting of sales through direct distribution to our end customer.

Expenses

During the year ended December 31, 2012 we incurred $1,193,611 of operating expenses, compared to $4,967,582 for the year ended December 31, 2011. This decrease in operating expenses for December 31, 2012 compared to the same period in 2011 is a direct result of the value attributable to warrants issued to our CEO in connection with our 2011 merger. With the exclusion of the aforementioned warrant expense of $3,967,500, our operating expenses in 2011 were $1,000,082 compared to the $1,193,611 incurred in 2012. The slight increase of $193,529 is primarily related to an increase in professional fees and salaries and wages. Our highest operating expenses for the year are; salaries and wages totaling $502,995 for the year ended December 31, 2012. By comparison, we incurred expense for salaries and wages of $177,264 for the year ended December 31, 2011. We expect salaries and wages to decrease substantially during the next twelve months.

Professional and consulting fees totaled $390,079 for the year ended December 31, 2012. By comparison, we incurred expense for professional and consulting fees of $380,200, excluding the warrants expense of $3,967,500 for the year ended December 31, 2011. We expect professional fees to remain consistent for the remainder of 2013.

During the year ended December 31, 2012 we incurred $51,340 in travel including flights, accommodations, meals and automobile. By comparison, we incurred $159,640, during the year ended December 31, 2011. This expense is expected to increase slightly as we continue our product marketing and business development strategies.

During the year ended December 31, 2012 we incurred $37,575 in promotions and advertising. By comparison, we incurred $104,971 in promotions and advertising during the year ended December 31, 2011. These costs include demonstration products, advertising, shipping samples to retailers and distributors, and promotion allowances for distributors and trade shows which includes booth costs, and various other trade show costs. We expect this expense to increase over the next twelve months.

Other Income and Expense

During the year ended December 31, 2012, we experienced a loss on the change in the value of a derivative liability in the amount of $43,953, financing costs of $715,107, interest expense of $48,415, and amortization of a beneficial conversion discount in the amount of $246,987.

As a result of the new financing agreements entered into during the year ended December 31, 2012, we have incurred additional costs which are attributable to the terms of each agreement with respect to their variable conversion rights. Until such time the agreements are satisfied in full, we will continue to incur costs related to the valuation of these terms.

Net Loss

During the year ended December 31, 2012 we incurred a net loss of $2,259,410. By comparison, we incurred a net loss of $1,024,538 when excluding the non-recurring warrant issuance to our CEO. The increase in net loss of $1,186,457 is primarily attributable to our financing activities during 2012. Our financing activities included the issuance of various convertible debt agreements at variable conversion rates, cash advances from our CFO and the re-structuring of previously non-convertible debt with par value conversion terms.

Since July 8, 2010, the inception date of Nyxio, through December 31, 2012, we have generated revenue of $79,838 and have incurred a net loss of $7,306,871. Our greatest challenges which have prohibited us from executing our business plan are as follows:

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

• Enhancing product features and aesthetics

• Negotiations to reduce product cost and enhance quality

• Building a reliable Bill of Material for all products and sourcing from established suppliers

• Work with technology partners such as Avnet, Intel, and AMD, with whom we have collaboration agreements, to develop new CPU list of options and board options. To date we have not entered into any Purchase Orders with these partners.

• Develop new products with alternate revenue streams, such as gaming and cloud commerce

• Develop clear and concise marketing, sales, and specification literature and tools

Our efforts are directed at generating revenue through the sales of our current products, which are available for purchase at the following locations: Amazon.com, OrderBorder, Rapid Buyer, Focus, University Book Stores, Smith and Associates, Sterling Technology, and at our proprietary web-site.

Key factors affecting our results of operations include capitalization, revenues, cost of revenues, operating expenses and income and taxation.

Liquidity and Capital Resources

As of December 31, 2012, we had cash and equivalents on hand of $2,658, and a working capital deficit of $1,227,142. We determined that our cash on hand and working capital were not sufficient to meet our current anticipated cash requirements. As such, we evaluated several options to obtain short term financing, as discussed below. While we hope to see a significant increase in revenue towards the latter part of the second quarter of 2012, we continued to rely on funds obtained through the issuance of debt and equity securities throughout 2012. We may enter into further debt and equity agreements to fund operations and inventory requirements if management feels it is required. We anticipate our additional cash requirements to fund cost of goods sold and operations to be roughly $1.7 million dollars, at which point revenues from sales should be sufficient to fund inventory and operational expenses. Our operations to date have been primarily funded through the issuance of debt and equity securities.

Specifically, on September 30, 2011, we entered into a promissory note with Coach Capital LLC in the amount of $111,000 (the “Coach Note”). The Coach Note is unsecured, bears interest at 10% per annum and is due on demand. The holder of the Coach Note may elect to convert all or part of the indebtedness owing under the Coach Note into our securities at such rate as that being offered to investors at the time of conversion. During the year ended December 31, 2011, we sold 3,456 (post-split) shares of our common stock to certain accredited investors in exchange for cash totaling $777,500 in accordance with our form of Securities Purchase Agreement. In the fourth quarter of 2011 we sold an additional 4,667 (post-split) shares of our common stock in exchange for cash totaling $210,000 in accordance with our form of Securities Purchase Agreement.

On February 16, 2012, we entered into a Securities Purchase Agreement with and issued a Convertible Promissory Note in the amount of $200,000, at 6% interest per annum, to ICG USA, LLC (the “ICG Note”). The ICG Note is convertible into shares of our common stock beginning nine months after the date of issuance of the ICG Note at the discretion of ICG USA, LLC. The ICG Note is due February 16, 2013. During the year ended December 31, 2012, ICG elected to convert $32,743 of principal into 13,631 shares of common stock resulting in an outstanding principal balance of $167,257.

We have determined that the conversion feature of this note is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bifurcated the conversion feature of the notes and recorded a derivative liability. As of December 31, 2012 the value of the derivative liability was $144,257 and we recognized a loss on the derivative of $36,262 for the year ended December 31, 2012.

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

On May 7, 2012, we entered into a $275,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). Under the Note, we received $50,000 in loan proceeds with JMJ. Additional sums up to a maximum total of $275,000 may be advanced in the sole discretion of JMJ. The Note includes a 10% original issue discount and is due in 1 year. The Note does not bear interest if paid in full within 90 days. Thereafter, a one-time interest charge of 5% shall be applied to the principal sum. The Note is convertible to common stock in whole or in part at conversion price equal to the lesser of $0.06 per share or 65% of the lowest trading price in the 25 trading days prior to the conversion. Although we have received $50,000 in funding under the JMJ Note, we do not currently expect that additional advances will be made to us. JMJ elected to convert $7,735 in principal into 11,666 shares of our common stock.

We have determined that the conversion feature of these notes is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bifurcated the conversion feature of the notes and recorded a derivative liability. As of December 31, 2012 the value of the derivative liability was $31,038 and we recognized a loss on the derivative of $7,665 for the year ended December 31, 2012.

In addition, we have received debt financing from Asher Enterprises, Inc. under a series of Convertible Promissory Notes. The notes, both converted and outstanding as of December 31, 2012, are as follows:

Amount	Issue date	Due date	Shares issued upon conversion	Conversion date(s)	Principal amount
$63,000	June 6, 2012	March 8, 2013			$63,000
			7,246	12/17/12	(3,000)
			7,059	12/31/12	(2,700)
					$57,300

$37,500	July 10, 2012	April 12, 2013	Variable	n/a	$37,500

$40,000	November, 13, 2012	August 15, 2013	Variable	n/a	$40,000

All Notes issued to Asher Enterprises, Inc. bear interest at a rate of 8% per year and are convertible at a conversion price equal to 55% of the Market Price of our common stock on the conversion date.  For purposes of the Notes, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion date.  The number of shares issuable upon conversion of the Notes is limited so that the holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days-notice.

We have determined that the conversion feature of these notes is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bifurcated the conversion feature of the notes and recorded a derivative liability. As of December 31, 2012 the value of the derivative liability was $58,927 and we recognized a loss on the derivative of $25 for the year ended December 31, 2012.

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

We have determined that the conversion feature of these notes is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bifurcated the conversion feature of the notes and recorded a derivative liability. As of December 31, 2012 the value of the derivative liability was $30,425.

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

Off Balance Sheet Arrangements

As of December 31, 2012, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $7,306,871 for the period from inception through December 31, 2012, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2012 and 2011;
F-3	Statements of Operations for the years ended December 31, 2012 and 2011;
F-4	Statement of Shareholders’ Deficit for the years ended December 31, 2012 and 2011;
F-5	Statements of Cash Flows for the years ended December 31, 2012 and 2011;
F-6	Notes to Financial Statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Nyxio Technologies Corporation

We have audited the accompanying consolidated balance sheets of Nyxio Technologies Corporation as of December 31, 2012, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for year ended December 31, 2012. Nyxio Technologies Corporation management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nyxio Technologies Corporation as of December 31, 2012, and the results of its operations and its cash flows for the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that The Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, current liabilities exceed current assets and the Company has incurred recurring losses, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

April  22, 2013

Las Vegas, Nevada

Nyxio Technologies Corporation

(a Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current assets:
Cash	$2,658	$1,341
Accounts receivable	223	386
Inventory	—	154,456
Prepaid expenses	—	19,236
Due from related party	27,177	22,838
Total current assets	30,058	198,257
Fixed assets, net of accumulated depreciation of $19,685 and $7,882, respectively	26,121	37,924
Other assets:
Deposits	—	4,175
Total other assets	—	4,175
Total assets	$56,179	$240,356

Liabilities and shareholders’ (deficit)
Current liabilities:
Accounts payable and accrued expenses	$455,684	$172,473
Accrued interest	82,584	34,912
Notes payable	212,530	294,125
Notes payable – related party	8,458	11,012
Convertible notes payable, net of discounts of $150,062 and $0, respectively	233,296	—
Derivative liability	264,648	—
Total current liabilities	1,257,200	512,522

Shareholders’ (deficit)
Series A Preferred stock; $0.01 par value; 1,100 shares authorized; no shares issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Series B Preferred stock; $0.01 par value; 100 shares authorized; 100 and no shares issued and outstanding at December 31, 2012 and 2011, respectively	1	—
Common stock’ $0.001 par value; 121,212,122 shares authorized 183,583 and 83 authorized and issued at December 31, 2012 and 2011, respectively	183	83
Common stock authorized and unissued; 1,666 and 8,122 at December 31, 2012 and 2011, respectively	2	8
Additional paid-in capital	6,326,359	4,823,619
Other comprehensive (loss)	(220,695)	—
(Deficit) accumulated during the development stage	(7,306,871)	(5,095,876)
Total shareholders’ (deficit)	(1,201,021)	(272,166)
Total liabilities and shareholders’ (deficit)	$56,179	$240,356

The accompanying notes are an integral part of these consolidated financial statements.

Nyxio Technologies Corporation

(a Development Stage Company)

Consolidated Statements of Operations

			July 8, 2010
	The Year Ended		(Inception) to
	December 31,		December 31,
	2012	2011	2012
Revenue	$58,450	$11,283	$79,838
Cost of goods sold	79,863	7,603	94,184
Gross profit	(21,413)	3,680	(14,346)
Operating expenses
Consulting fees	145,032	4,156,865	4,307,460
Depreciation	11,803	5,903	19,685
General and administrative	33,702	91,998	142,517
Professional fees	245,047	190,835	436,533
Promotional expense	37,575	104,971	148,251
Research and development	5,727	25,123	30,850
Rent expense	78,910	54,983	144,982
Salaries and wages	502,995	177,264	720,338
Travel	51,340	159,640	229,137
Impairment	81,480	—	81,480
Total expenses	1,193,611	4,967,582	6,261,233
Net (loss) from operations	(1,215,024)	(4,963,902)	(6,275,579)
Other income (expense)
Amortization of discounts	(246,987)	—	(246,987)
Financing costs	(715,107)	—	(715,107)
Interest expense	(46,466)	(28,136)	(81,787)
Interest expense – related party	(1,949)	—	(1,949)
Other income	1,896	—	1,896
Gain (loss) on derivatives	(43,953)	—	(43,953)
Gain (loss) on debt settlement	56,595	—	56,595
Total other	(995,971)	(28,136)	(1,031,292)
Net (loss)	$(2,210,995)	$(4,992,038)	$(7,306,871)
Basic and fully diluted -
(loss) per common share	$(19.26)	$(72.97)
Basic and fully diluted -
Weighted average common Shares outstanding	114,769	68,410

The accompanying notes are an integral part of these consolidated financial statements.

Nyxio Technologies Corporation

(a Development Stage Company)

Consolidated Statement of Shareholders’ Deficit

							Additional	Share	Other	(Deficit) Accumulated in the	Total
	Preferred “A” Stock		Preferred “B” Stock		Common Stock		Paid-in	Authorized	Comprehensive	Development	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Unissued	Income (Loss)	Stage	Equity
Balance, July 8, 2010 (inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Founders’ shares issued	—	—	—	—	—	—	100	—	—	—	100
Net (loss)	—	—	—	—	—	—	—	—	—	(103,838)	(103,838)
Balance, December 31, 2010	—	—	—	—	—	—	100	—	—	(103,838)	(103,738)
Shares issued for cash	—	—	—	—	—	—	987,492	8	—	—	987,500
Recapitalization	—	—	—	—	83,333	83	(131,473)	—	—	—	(131,390)
Warrants issued to related party	—	—	—	—	—	—	3,967,500	—	—	—	3,967,500
Net (loss)	—	—	—	—	—	—	—	—	—	(4,992,038)	(4,992,038)
Balance, December 31, 2012	—	—	—	—	83,333	83	4,823,619	8	—	(5,095,876)	(272,166)
Shares issued for services, related party	—	—	100	1	—	—	3,783	—	—	—	3,784
Shares issued for cash	—	—	—	—	3,556	4	174,995	1	—	—	175,000
Previously authorized shares issued	—	—	—	—	6,789	7	—	(1)	—	—	—
Shares and options issued for services	—	—	—	—	6,000	6	144,001	—	—	—	144,007
Shares issued for the conversion of debt and financing costs	—	—	—	—	83,905	83	782,912	—	—	—	782,995
Discount on convertible debt	—	—	—	—	—	—	397,049	—	—	—	397,049
Gain (loss) on derivative instruments	—	—	—	—	—	—	—	—	(220,695)	—	(220,695)
Net (loss)	—	—	—	—	—	—	—	—	—	(2,210,995)	(2,210,995)
Balance, December 31, 2012	—	$—	100	$1	183,583	$183	$6,326,359	$2	$(220,695)	$(7,306,871)	$(1,201,021)

The accompanying notes are an integral part of these consolidated financial statements.

Nyxio Technologies Corporation

(a Development Stage Company)

Consolidated Statements of Cash Flows

			July 8, 2010
	The Year Ended		(Inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012
Cash flows from operating activities:
Net (loss)	$(2,210,995)	$(4,992,038)	$(7,306,871)
Adjustment to reconcile net (loss) to net cash used by operating activities:
Depreciation	11,803	5,903	19,685
Shares and options issued for services	144,007	—	144,007
Shares issued for financing and interest	710,881	—	710,881
Amortization of beneficial conversion	246,987	—	246,987
(Gain) loss on derivatives	43,953	—	43,953
(Gain) on settlement of debt	(56,595)	—	(56,595)
Non-cash service provided by related party	—	10,375	38,875
Warrants issued per merger – related party	—	3,967,500	3,967,500
Impairment of operating assets	81,480	—	81,480
Decrease (increase) in operating assets:
Accounts and other receivable	163	1,616	(223)
Inventory	72,973	(144,563)	(73,593)
Prepaid expense	19,236	(18,494)	742
Other assets	4,175	(1,210)	2,965
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	283,212	170,429	454,035
Accrued interest	56,173	25,093	88,410
Net cash (used) by operating activities:	(592,544)	(975,389)	(1,637,762)

Cash flows from investing activities:
Payments on due from related party, net	(4,339)	(12,675)	(11,614)
Purchase of fixed assets	—	(29,524)	(32,944)
Net cash (used) in investing activities:	(4,339)	(42,199)	(44,558)

Cash flows from financing activities:
Cash contributed by related party	—	—	5,984
Cash acquired through merger	—	45	45
Proceeds from notes payable	—	19,500	83,991
Payments on notes payable	—	(1,500)	(1,500)
Proceeds from notes payable – related party	24,500	—	35,258
Payments on notes payable – related party	(26,800)	—	(26,800)
Proceeds from convertible debt	425,500	—	425,500
Proceeds from the sale of common stock	175,000	627,500	1,162,500
Net cash provided by financing activities:	598,200	1,016,303	1,684,978
Net increase in cash
Cash, beginning of period	1,317	(1,285)	2,658
Cash, end of period	1,341	2,626	—
	$2,658	$1,341	$2,658
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$167

The accompanying notes are an integral part of these consolidated financial statements.

Nyxio Technologies Corporation

(a Development Stage Company)

Notes to Consolidated Financial Statements

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

Principles of Consolidation

The financial statements as of December 31, 2012 and for the year then ended include Nyxio Technologies Corporation (“NTC”) and its wholly owned subsidiary, Nyxio Technologies, Inc. (“NTI”). All significant inter-company transactions and balances have been eliminated. NTC and its subsidiary are collectively referred to herein as the “Company”.

Basis of presentation

The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2012 and 2011, the Company had no cash equivalents.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of December 31, 2012 and 2011, finished goods inventory was $0 and $154,456, respectively.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of December 31, 2012 or 2011. Depreciation expense for the years ended December 31, 2012, and 2011 and for the period from July 8, 2010 (inception) to December 31, 2012, was $11,803, $5,903 and $19,685, respectively.

Revenue recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances. As of December 31, 2012 and 2011, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. At December 31, 2012 and 2011 the Company had 10,090 and -0- potential common shares related to options and vested warrants and 1,033,411 (post-split) and no shares underlying convertible debt, that have been excluded from the computation of diluted net loss per share.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 2012 and 2011 due to their short-term nature.

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. For the year ended December 31, 2012 and 2011, the Company determined that none of its long-term assets were impaired.

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

Advertising

The Company expenses advertising costs as incurred. The Company’s advertising expenses totaled $37,575 and $104,971 for the year ended December 31, 2012 and 2011. For the period from July 8, 2010 (inception) to December 31, 2012, the Company has incurred a total of $148,251.

Research and development

Research and development costs are expensed as incurred. During the year ended December 31, 2012 and 2011 and for the period from July 8, 2010 (inception) to December 31, 2012, research and development costs were $5,727, $25,123 and $30,850, respectively.

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

Financial instruments which potentially subject the Company to concentrations of business risk consist principally of availability of suppliers. As of December 31, 2012, the Company was dependent on approximately two vendors for 85% of product supply.

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

For the year ended December 31, 2012 and 2011, and the period from July 8, 2010 (inception) to December 31, 2012, the Company recorded share-based compensation of $144,007, $-0- and $4,111,507, respectively.

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

NOTE 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations and since its inception (July 8, 2010) through December 31, 2012 the Company had accumulated losses of $7,306,871 and a working capital deficit of $1,227,142. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

NOTE 3 - Accounts receivable

Accounts receivable consist of the following:

	December 31,	December 31,
	2012	2011
Trade accounts receivable	$223	$386
Employee receivables	—	—
Due from related party	27,177	22,838
Less: Allowance for doubtful accounts	—	—
	$27,400	$23,224

As of December 31, 2012 and 2011, the Company had not established an allowance for doubtful accounts.

NOTE 4 - Property and equipment

The following is a summary of property and equipment:

	December 31,	December 31,
	2012	2011
Furniture and fixtures	$11,612	$11,612
Software	11,945	11,945
Computers and equipment	22,249	22,249
Less: accumulated depreciation	19,685	7,882
	$26,121	$37,924

Depreciation for the year ended December 31, 2012 and 2011 and for the period from July 8, 2010 (inception) to December 31, 2012 was $11,803, $5,903 and $19,685, respectively.

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

On July 8, 2010 (inception) the Company issued 100 (pre-split) shares of its common stock to its sole officer as founder’s shares in exchange for cash of $100. During the period from inception (July 8, 2010) and December 31, 2010, the Company’s sole officer donated his services valued at $28,500 which was recorded as a reduction on the amount due from him. In addition, the officer made cash payments totaling $5,400 as further reductions in his related party receivable due to the Company.

During the year ended December 31, 2011, the aforementioned officer donated additional services valued at $10,375 which has been recorded as a reduction in the officers’ receivable balance. Additionally, the Company advanced $8,338 and $14,516 to the officer for personal expenses and received repayment in the amount of $4,000 and $1,841, respectively as of December 31, 2012.

As of December 31, 2012 and December 31, 2011, the amounts due from the officer totaled $27,177 and $22,838, respectively.

Merger warrants

In connection with the Company July 5, 2011 merger activities, the Company issued a warrant to purchase up to 83,333 (post-split) shares of the Company’s common stock at an exercise price of $0.01 per share to its chief executive officer and majority shareholder. The warrant has a term of twenty-four months expiring on July 1, 2013 and is subject to performance conditions. The performance conditions allow for the warrant to be exercisable in four increments of 20,833 (post-split) shares for each $1,000,000 of cumulative realized revenue over the twenty-four month term. As of December 31, 2012, performance conditions have not been met therefore; no portion of the warrant is exercisable. On the date of grant, the estimated fair value of each warrant using the Black-Scholes model is $189 per share utilizing a strike price of $4.50, volatility of 177%, and a risk-free rate of 4.40%. The Company estimated the number of shares that would become exercisable throughout the twenty-four month term based on historical activity and pro forma projections to be 20,833 (post-split) shares resulting in an estimated fair value of $3,967,500 which has been recorded as a consulting expense in the previous year.

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

Note payable to a related party

During the year ended December 31, 2011, the Company’s chief financial officer paid certain liabilities totaling $10,578 on behalf of the Company. In October 2011, the Company issued a promissory note for the value of the payment which bears interest at a rate of 8% per annum and matures on December 31, 2012. During the current year ended, this same officer provided an additional $24,500 under the same terms, to the Company for operating expenses. The Company made principal payments of $26,800 during the year and as of December 31, 2012 the unpaid balance totaled $8,458 and with accrued interest of $2,108.

NOTE 6 - Notes payable

Chamisa Technology, LLC

On July 8, 2010, the Company’s chief executive officer and majority shareholder contributed a note payable in the amount of $83,627 which originated from his previously dissolved limited liability company. The note balance represented cash advances of $81,595 and previously accrued interest of $2,032. During the period from inception (July 8, 2010) through December 31, 2010, the Company received additional advances of $64,491 and $18,000 during the year ended December 31, 2011. No formal agreement pertaining to the advances had previously been documented, however pursuant to a verbal agreement between the parties, the balance was due on demand and bears interest at a rate of 12% per annum. March 5, 2012, the Company formalized and acknowledged its liability to Chamisa Technology, LLC in the form of a promissory note. The promissory note is unsecured bears interest at a rate of 12% per annum, and matures on August 31, 2012. Pursuant to the new promissory note, the Company is required to make monthly principal and interest payments through maturity. As of December 31, 2012, the note is in default.

On April 21, 2012, Chamisa Technology, LLC assigned $81,595 of the note to an individual who further assigned portions of the debt to various entities. During the year ended December 31, 2012, the original assignee agreed to forgive $56,595 of the debt in exchange for immediate conversion rights at a conversion rate of $0.001. During the period ended December 31, 2012, the Company authorized the issuance of 98 (post-split) shares of common stock for the conversion of $25,000 in principal and $936 of accrued interest. The fair value of the shares issued totaled $737,873 based on the market price of the common stock on the date of conversion. The difference in the fair value of the shares issued and the principal amount of debt and accrued interest converted totaled $711,937 and has been recorded as a financing costs.

As of December 31, 2012 and December 31, 2011, the unpaid principal balance together with accrued interest owed to Chamisa totaled $131,220 and $195,142, respectively.

Coach Capital LLC

On December 31, 2011, the Company issued a promissory note in the amount of $111,000 to Coach Capital, LLC. The note is unsecured, due on demand and bears interest at a rate of 10% per annum. In the event of default, the interest rate will immediately escalate to 30% per annum. As of December 31, 2012 and December 31, 2012, the unpaid principal balance together with accrued interest totaled $128,919 and $116,669, respectively.

ICG USA, LLC

On February 16, 2012, the Company entered into a Securities Purchase Agreement with ICG USA, LLC (“ICG”) and issued a Convertible Promissory Note in the amount of $200,000. The note is unsecure, bears interest at a rate of 6% interest per annum, and matures on February 16, 2013. The note is convertible into shares of our common stock beginning year after the date of issuance and was convertible on August 16, 2012. Pursuant to the terms of the Agreement, the note is convertible at a rate equal to a 45% discount to the average of the three lowest closing trade prices in the preceding thirty trading days. On the date the note became convertible; the Company valued the benefit of conversion at $309,631 and recorded a discount of $200,000 and a derivative liability with a corresponding comprehensive loss in the amount of $109,631. The discount related to the conversion value will be amortized over the remaining term of the note utilizing the interest method of accretion. During the year ended December 31, 2012, ICG elected to convert $32,743 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 13,634 (post-split) shares at an average conversion rate of $2.40 and recognized a loss on the derivative in the amount of $23,340.

As of the balance sheet date, the Company fair valued the derivative liability at $144,257 and recorded a comprehensive loss of $101,091 representing the change in fair value. As of December 31, 2012, the unpaid principal balance was $120,002 net of discount in the amount of $47,255. Accrued interest totaled $10,269.

JMJ Financial

On May 7, 2012, the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in the amount of $275,000. Pursuant to the terms of the note, a 10% original issue discount is included and is due in one year. The Note does not bear interest if paid in full within 90 days. Thereafter, a one-time interest charge of 5% shall be applied to the principal sum. The Note is convertible to common stock in whole or in part at conversion price equal to the lesser of $0.06 per share or 65% of the lowest trading price in the 25 trading days prior to the conversion. As of December 31, 2012, JMJ has funded $55,000 of the note which includes an original issue discount in the amount of $5,000. The Company has computed the present value of the amount funded at $52,731 as a result of its non-interest bearing terms. Additionally, the Company recorded a discount in the amount of $44,270 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the one year term of the note. Further, the Company has recognized a derivative asset resulting from the variable change in conversion rate in relation to the change in market price of the Company’s common stock. During the year ended December 31, 2012, JMJ elected to convert $7,735 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 11,666 (post-split) shares at an average conversion rate of $1.51 and recognized a loss on the derivative in the amount of $7,665.

As of the balance sheet date, the Company fair valued the derivative liability at $31,038 and recorded a comprehensive loss of $36,654 representing the change in fair value. As of December 31, 2012, the unpaid principal balance was $28,128 net of discount in the amount of $19,137. Accrued interest totaled $1,717.

Asher Enterprises

During the year ended December 31, 2012, the Company issued three Convertible Promissory Notes to Asher Enterprises, Inc. (“Asher”) in the amount of $63,000, $37,500 and $40,000, respectively. The notes bears interest at a rate of 8% per annum, are unsecured and mature on March 8, April 12, 2013 and August 13, 2013. The Notes are convertible into common stock in whole or in part at a variable conversion price equal to a 39% discount to the 10-day average trading price prior to the conversion date. The Company recorded a discount in the amount of $117,779 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes. Further, the Company has recognized a derivative liability in the amount of $146,161 resulting from the variable change in conversion rate in relation to the change in market price of the Company’s common stock. During the year ended December 31, 2012, Asher elected to convert $5,700 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 14,305 (post-split) shares at an average conversion rate of $2.51 and recognized a loss on the derivative in the amount of $25.

As of the balance sheet date, the Company fair valued the derivative liability at $58,927 and recorded a comprehensive loss of $54,400 representing the change in fair value. As of December 31, 2012, the unpaid principal balance was $68,068 net of discount in the amount of $63,732. Accrued interest totaled $4,710.

Continental Equities, LLC

On September 20, 2012, The Company issued a Convertible Promissory Note to Continental Equities, LLC (“Continental”) in the amount of $35,000. The note bears interest at a rate of 8% per annum, is unsecured and matures on May 15, 2013. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 42.5% discount to the lowest three average thirty day trading prices prior to the conversion date. The Company recorded a discount in the amount of $35,000 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes. Further, the Company has recognized a derivative liability in the amount of $1,437 resulting from the variable change in conversion rate in relation to the change in market price of the Company’s common stock. As of December 31, 2012, the Company recorded a comprehensive loss on the derivatives in the amount of $41,441, and amortization of the debt discounts in the amount of $1,477 in connection with the beneficial conversion features of the note. As of December 31, 2012, the principal balance owed to Continental totaled $156,063 net of discount of $19,937.

NOTE 7 – Commitments

Lease agreements

In June 2011, the Company entered into a two-year lease agreement for additional office space commencing July 1, 2011 and expiring December 31, 2013. Pursuant to the terms of the lease agreement, the monthly rate will increase to $4,175 with an additional increase at the anniversary date to $4,300. In addition, the Company has increased its security deposit to $4,836. Subsequent to year end, the Company has terminated all leases for office space. As of December 31, 2012 and 2011, the Company has recorded rent expense of $78,910 and $54,983, respectively.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	2012		2011
U.S. Statutory rate	35	%	34	%
Valuation allowance	(35)%		(34)%
Effective tax rate	—		—

The net change in the valuation for the year ended December 31, 2012 was an approximate increase in valuation of $521,000.

The Company has a net operating loss carryover of approximately $2,630,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2031, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We had no material unrecognized income tax assets or liabilities as of December 31, 2012. Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the nine-months ended December 31, 2012 and 2011, there were no income tax, or related interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal or state income tax examination by tax authorities for years beginning at our inception of July 8, 2010 through current. We are not currently involved in any income tax examinations.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011:

	Level I	Level II	Level III	Fair Value
December 31, 2012
Notes payable	—	(220,998)	—	(220,998)
Convertible debt, net	—	(233,296)	—	(233,296)
Derivative liabilities	—	(264,648)	—	(264,648)
	$—	$(710,474)	$—	$(710,474)

December 31, 2011
Notes payable	—	(294,125)	—	(294,125)
	$—	$(294,125)	$—	$(294,125))

NOTE 10 – Shareholders’ (deficit)

Recapitalization

Subsequent to year end, and effective on March 19, 2013, the Company effectuated a 1-for-450 reverse stock split.

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

Preferred stock

On March 22, 2012, after receiving approval of a majority of our outstanding common stock, the Company amended its Articles of Incorporation to designate 1,500 shares of blank check preferred stock, and on March 26, 2012, filed a Certificate of Designations of Preferences, Rights and Limitations to authorize the designation of 1,100 preferred shares as Series A Preferred Stock.

On October 21, 2012, the Company filed a Certificate of Designations of Preferences, Rights and Limitations to authorize the designation of 100 preferred shares as Series B Preferred Stock.

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

On October 31, 2012, the Company issued all 100 shares of Class B preferred to its CEO for services to the Company valued at $3,784.

Socius CG II Ltd.

On February 21, 2012, the Company entered into a Securities Purchase Agreement with Socius CG II, Ltd. Pursuant to the terms and subject to the conditions of this agreement, the Company, at its sole discretion, has the ability to demand that Socius purchase up to a total of $5 million of redeemable Series “A” Preferred Stock for a period of two years from the date of closing. As of December 31, 2012, no Series A Preferred Stock has been issued.

Common stock issuances

On January 12, 2009, the Company issued 500 (post-split) shares of its common stock to Trussnet Capital Partners (Cayman) Ltd. for all of the issued and outstanding shares of LED Power Group, Inc. pursuant to a merger agreement and underlying assignment agreement. Under the terms of the agreements, the Company has acquired the license to exclusive rights of certain intellectual property in relation to the production of LED products. The shares were valued at fair market on the day of the agreements. Effective August 23, 2010, 500 (post-split) shares that had been issued to Trussnet in connection to the license agreement returned to treasury and cancelled.

On September 24, 2009, the Company issued 2,222 (post-split) shares of common stock in exchange for cash proceeds of $10,000.

On December 10, 2009, the Company issued an additional 53,120 (post-split) shares of common stock pursuant to conversion of $227,515 in demand notes payable and $11,525 in accrued interest.

On April 1, 2011, the Company issued 1,005 (post-split) shares of common stock pursuant to the conversion of $19,000 in advances, $188,374 in demand notes payable and $16,520 in accrued interest. The Company erroneously issued 66 (post-split) shares of common stock in excess of the 1,005 (post-split) shares of common stock in relation to the conversion of the debt. These shares were returned to treasury and cancelled on August 5, 2011.

During the year ended December 31, 2011, the Company sold 4,388 (post-split) shares of its common stock for cash proceeds totaling $987,500.

During the year ended December 31, 2012, the Company sold 3,888 (post-split) shares of its common stock for cash proceeds totaling $175,000.

During the year ended December 31, 2012, the Company issued a total of 83,905 (post-split) shares of common stock in connection with the conversion of $40,936 in debt and financing costs of $710,881.

During the year ended December 31, 2012, the Company issued 6,000 (post-split) shares for consulting services to two individuals fair valued at $92,500.

Warrants and options

On March 26, 2012, the shareholders’ of the Company approved the Company’s 2012 Equity Incentive Plan. Pursuant to the plan, on June 15, 2012 the Company granted a total of 5,093 (post-split) options to its senior management team. The option have a term of 10 years, are exercisable at an average weight of $40.50 per share and vest in four increments of 25% each with the first vesting to occur on grant and the remaining to vest over the subsequent three-year period. The company has valued the grant utilizing the Black-Scholes Model and assumptions as follows: risk-free interest rate 2.29%; and volatility 205%. As of December 31, 2012, the Company recorded compensation expense of $51,507 in connection with the grant.

The following is a summary of activity of outstanding stock options under all Stock Option Plans:

	Number of Shares	Weighted Average Exercise Price

Balance, January 1, 2011	—	$—
Options granted	—	—
Options cancelled	—	—
Options exercised	—	—
Balance, December 31, 2011	—	$—

Balance, January 1, 2012	—	$—
Options granted	5,093	40.50
Options cancelled	—	—
Options exercised	—	—
Balance, December 31, 2012	5,093	$40.50

The following is a summary of activity of outstanding warrants:

	Number of Shares	Weighted Average Exercise Price

Balance, January 1, 2011	—	$—
Warrants granted	8,817	4.50
Warrants cancelled	—	—
Warrants exercised	—	—
Balance, December 31, 2011	8,817	$4.50

Balance, January 1, 2012	8,817	$4.50
Warrants granted	—	—
Warrants cancelled	—	—
Warrants exercised	—	—
Balance, December 31, 2012	8,817	$4.50
F-17

NOTE 11 - Subsequent events

In accordance with ASC 855, management evaluated all activity of the Company through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements other than the following:

Subsequent to year end, the Company issued 94,677 shares of common stock in connection with the conversion of debt.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2012.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii)_are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of April 15, 2013.

Name	Age	Position(s) and Office(s) Held
Giorgio Johnson	46	Director, Chief Executive Officer & President
Mirjam Metcalf	53	Director, Chief Financial Officer, Treasurer & Secretary
David Dabau	53	Director, Chief Operating Officer

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

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

Term of Office

Our Directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

Audit Committee Financial Expert

We currently have not designated anyone as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Giorgio Johnson, at the address appearing on the first page of this annual report.

Changes in Registrant’s Certifying Accountant

On April 9, 2013, Board of Directors of the Registrant dismissed Weaver Martin & Samyn, LLC its independent registered public account firm. On the same date, April 9, 2013, the accounting firm of L.L. Bradford was engaged as the Registrant’s new independent registered public account firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Weaver Martin & Samyn, LLC and the engagement of L.L. Bradford as its independent auditor. None of the reports of Weaver Martin & Samyn, LLC on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended December 31, 2011 included a going concern qualification.

During the registrant's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Weaver Martin & Samyn, LLC whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Weaver Martin & Samyn, LLC 's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

The registrant has requested that Weaver Martin & Samyn, LLC furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter is attached as an exhibit to this Form 10-K.

On April 9, 2013, the registrant engaged L.L. Bradford as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the registrant has not consulted L.L. Bradford regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Code of Ethics

We have adopted a Code of Ethics applicable to all Company directors, officers and employees which is available on our website at: http://www.nyxio.com/about-nyxio/ethics/.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We have entered into employment agreements with Giorgio Johnson and Mirjam Metcalf as follows:

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

Ms. Metcalf’s independent contractor agreement was terminated in September 2011, and on September 9, 2011, we entered into an employment agreement with Ms. Metcalf. Under the terms of Ms. Metcalf’s employment agreement, Ms. Metcalf will receive annual compensation of $30,041, payable bi-monthly. Ms. Metcalf’s employment agreement is at-will, and as such, it can be terminated at any time by either party with or without cause and with or without notice.

Other than as noted above, none of our executive officers or directors received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Giorgio Johnson, Director, President and Chief Executive Officer	2012 2011	$48,000 $17,320	- 3,145	- -	$11,237 -	$3,784 -	- -	- -	$63,021 $20465
Mirjam Metcalf, Director, Chief Financial Officer, Treasurer and Secretary	2012 2011	$30,041 $17,014	- -	- -	$11,237 -	- -	- -	- -	$41,278 $17,014
David Dabau, Director and Chief Operating Officer	2012 2011	$26,254 $28,500	- -	- -	$11,237 -	- -	- -	- $7,150	$38,945 $35,650
John J. Lennon, former officer	2012 2011	n/a -	n/a -	n/a -	n/a -	n/a -	n/a -	n/a -	n/a -

Narrative Disclosure to the Summary Compensation Table

During the year ended December 31, 2012 we paid our executives cash compensation in the formal of salaries and wages a total of $104,295, of $8,655 was accrued and owed to our CFO.

On October 23, 2012, we issued 100 shares of Class B Convertible Preferred stock to our President and CEO, Giorgio Johnson. These shares are convertible to shares of our common stock at a ratio of 1:1. Holders of our Class B Convertible Preferred Stock cast one million (1,000,000) votes per share on all matter submitted to a vote of the holders of our common stock.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Giorgio Johnson, Director, President and Chief Executive Officer	278	-	833	4.50	06/13/2022	-	-	-	-
Mirjam Metcalf, Director, Chief Financial Officer, Treasurer and Secretary	278	-	833	4.50	06/13/2022	-	-	-	-
David Dabau, Director and Chief Operating Officer	278	-	833	4.50	06/13/2022	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2012.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Giorgio Johnson
Mirjam Metcalf
David Dabau	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors specifically for their service as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 278,304 shares common stock issued and outstanding as of April 15, 2013 and 100 shares of Class B Convertible Preferred Stock issued and outstanding as of April 15, 2013.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Current Executive Officers & Directors:
Common Stock	Giorgio Johnson c/o Nyxio Technologies Corporation 2156 NE Broadway Portland, OR 97232	41,527 shares(2)	14.92%
Common Stock	Mirjam Metcalf c/o Nyxio Technologies Corporation 2156 NE Broadway Portland, OR 97232	0 shares	0%

Common Stock	David Dabau c/o Nyxio Technologies Corporation 2156 NE Broadway Portland, OR 97232	0 shares	0%
Common Stock Total of All Current Directors and Officers:		41,527	14.92%

Class B Convertible Preferred Stock	Giorgio Johnson c/o Nyxio Technologies Corporation 2156 NE Broadway Portland, OR 97232	100 shares	100%
Class B Convertible Preferred Stock	Mirjam Metcalf c/o Nyxio Technologies Corporation 2156 NE Broadway Portland, OR 97232	0 shares	0%
Class B Convertible Preferred Stock	David Dabau c/o Nyxio Technologies Corporation 2156 NE Broadway Portland, OR 97232	0 shares	0%
Class B Convertible Preferred Stock Total of All Current Directors and Officers:		100 shares	100%

More than 5% Beneficial Owners
Common Stock	None
Class B Convertible Preferred Stock	None

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(2) Includes 41,427 shares of common stock and 100 shares of Class B Convertible Preferred Stock, which are convertible at the option of the holder into 100 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On July 5, 2011, we entered into the Exchange Agreement. As a result of the Share Exchange Transaction, the Nyxio Shareholders received an aggregate of 50,000 (post-split) shares of our common stock and Mr. Johnson received a warrant to purchase up to 83,333 (post-split) shares of our common stock at $4.50 per share, in exchange for 100% of the issued and outstanding capital stock of Nyxio representing approximately 60% of our 85,285 (post-split) issued and outstanding shares of common stock as at that date. Mr. Giorgio Johnson was the Chief Executive Officer, a director and a shareholder of Nyxio prior to the Closing of the Share Exchange Transaction. Mr. Johnson is also our President, Chief Executive Officer and a director of the Company. Accordingly, the Share Exchange Transaction was a related party transaction. Mr. Johnson was the recipient of 42,500 (post-split) shares of our common stock and warrants to purchase 83,333 (post-split) shares of common stock issued in accordance with the Share Exchange Transaction. Furthermore, Mirjam Metcalf was the Vice President of Finance of Nyxio and, as a result of the Closing of the Share Exchange Transaction, was appointed the Chief Financial Officer, Secretary and Treasurer of the Company.

We have entered into employment agreements with Mr. Johnson and Ms. Metcalf. On September 9, 2011, we entered into an employment agreement with Ms. Metcalf. Under the terms of Ms. Metcalf’s employment agreement, Ms. Metcalf will receive annual compensation of $30,041, payable bi-monthly. Ms. Metcalf’s employment agreement is at-will, and as such, it can be terminated at any time by either party with or without cause and with or without notice.

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

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not believe that we currently have any independent directors.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$71,500	—	—	—
2011	$34,250	—	—	—

Item 15.  Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Share Exchange Agreement dated July 5, 2011 (Incorporated herein by reference to our Current Report on Form 8-K filed on July 11, 2011).
3.1(a)	Articles of Incorporation (Incorporated herein by reference to our Quarterly Report on Form 10-Q filed on August 15, 2011).
3.1(b)	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on March 26, 2012).
3.1(c)	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed on March 26, 2012).
3.1(d)*	Certificate of Designation of Preferences, Rights and Limitations of Class B Convertible Preferred Stock
3.2	Amended & Restated Bylaws (Incorporated herein by reference to our Definitive Information Statement on Schedule 14C filed on August 23, 2011).
4.1	Warrant to Purchase Common Stock (Incorporated by reference to our Current Report on Form 8-K filed on February 27, 2012).
10.1	Technology License and Services Agreement by and between Nyxio Technologies Corporation and BlueStack Systems, Inc., dated August 18, 2011 (Incorporated herein by reference to our Current Report on Form 8-K filed on August 31, 2011).
10.2	Employment Agreement by and between Nyxio Technologies Corporation and Giorgio Johnson, dated June 1, 2011 (Incorporated herein by reference to our Quarterly Report on Form 10-Q filed on January 11, 2012).
10.3	Employment Agreement by and between Nyxio Technologies Corporation and Mirjam Metcalf, dated September 9, 2011 (Incorporated herein by reference to our Quarterly Report on Form 10-Q filed on January 11, 2012).
10.4	Form of Securities Purchase Agreement (Incorporated herein by reference to our Quarterly Report on Form 10-Q filed on January 11, 2012).
10.5	Form of Common Stock Purchase Warrant (Incorporated herein by reference to our Current Report on Form 8-K filed on July 11, 2011).
10.6	Letter of Intent by and between LED Power Group, Inc. and Nyxio Technologies Corporation, dated May 26, 2011 (Incorporated herein by reference to our Current Report on Form 8-K filed on July 1, 2011).
10.7	Securities Purchase Agreement dated February 21, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on February 27, 2012).
10.8	Form of Lock-Up Agreement (Incorporated by reference to our Current Report on Form 8-K filed on February 27, 2012).
10.9	Form of Secured Promissory Note (Incorporated by reference to our Current Report on Form 8-K filed on February 27, 2012).
10.10	Convertible Promissory Note with ICG USA, LLC dated February 16, 2012. (Incorporated by reference to our Annual Report on Form 10-K filed on April 16, 2012).
10.11	Convertible Note Purchase Agreement with ICG USA, LLC dated February 16, 2012. (Incorporated by reference to our Annual Report on Form 10-K filed on April 16, 2012).
10.12	Lease Agreement with Weston Investment Co. LLC (dba American Property Management Corp), dated June 23, 2011. (Incorporated by reference to our Annual Report on Form 10-K filed on April 16, 2012).
10.13	Promissory Note – JMJ Financial. (Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 21, 2012).
10.14	Amendment No. 1 to Note. (Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 21, 2012).
10.15	Convertible Promissory Note issued to Asher Enterprises, Inc., dated June 6, 2012 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 21, 2012).
10.16	Securities Purchase Agreement with Asher Enterprises, Inc., dated June 6, 2012. (Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 21, 2012).
10.17	Convertible Promissory Note issued to Asher Enterprises, Inc., dated July 10, 2012. (Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 21, 2012).
10.18	Securities Purchase Agreement with Asher Enterprises, Inc., dated July 10, 2012. (Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 21, 2012).
10.19	Convertible Promissory Note issued to Continental Equities, LLC, dated September 20, 2012. (Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 21, 2012).
10.20	Securities Purchase Agreement with Continental Equities, LLC., dated September 20, 2012. (Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 21, 2012).
10.21	Registration Rights Agreement with Continental Equities, Inc., dated September 20, 2012. (Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 21, 2012).
10.22*	Convertible Promissory Note issued to Asher Enterprises, Inc., dated November 13, 2012.
10.23*	Securities Purchase Agreement with Asher Enterprises, Inc., dated November 13, 2012.
14.1	Code of Ethics (Incorporated herein by reference to our Current Report on Form 8-K filed on September 28, 2011).
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYXIO TECHNOLOGIES CORPORATION

Date: April 22, 2013	By:	/s/ Giorgio Johnson
Giorgio Johnson
Chief Executive Officer (Principal Executive Officer)

Date: April 22, 2013	By:	/s/ Mirjam Metcalf Mirjam Metcalf Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Giorgio Johnson	Director, Chief Executive
Giorgio Johnson	Officer & President	April 22, 2013
(Principal Executive Officer)

/s/ Mirjam Metcalf	Director, Chief Financial Officer,	April 22, 2013
Mirjam Metcalf	Treasurer & Secretary (Principal Financial Officer &
Principal Accounting Officer)

/s/ David Dabau	Director, Chief Operating Officer	April 22, 2013
David Dabau

