Form 10-Q
period 2013-03-31
NYXIO TECHNOLOGIES Corp
filed 2013-05-20
CIK 1373761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,305,631 as of May 20, 2013.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012;
F-2	Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 and period from July 8, 2010 (Inception) to March 31, 2013 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and period from July 8, 2010 (Inception) to March 31, 2013 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

Nyxio Technologies Corporation

(a Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(UNAUDITED)
Assets
Current assets:
Cash	$191	$2,658
Accounts receivable	223	223
Due from related party	20,487	27,177
Total current assets	20,901	30,058

Fixed assets, net of accumulated depreciation of $22,636 and $19,685, respectively	23,170	26,121

Total assets	$44,071	$56,179

Liabilities and shareholders' (deficit)
Current liabilities
Accounts payable and accrued expenses	$434,628	$455,684
Accrued interest	95,874	82,584
Notes payable	212,530	212,530
Notes payable - related party	8,458	8,458
Convertible notes payable, net of discounts of $64,638 and $150,062, respectively	319,459	233,296
Derivative liability	175,019	264,648
Total current liabilities	1,245,968	1,257,200

Shareholders (deficit)
Series A preferred stock; $0.01 par value; 1,100 shares authorized; no shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively
Series B preferred stock; $0.01 par value; 100 shares authorized; shares 100 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	1	1
Common stock; $0.001 par value; 121,212,122 shares authorized; 278,259 and 183,583 shares authorized and issued at March 31, 2013 and December 31, 2012, respectively	278	183
Common shares sold and unissued, 1,666 at March 31, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	6,401,323	6,326,359
Other comprehensive (loss)	(82,227)	(220,695)
(Deficit) accumulated during the development stage	(7,521,274)	(7,306,871)
Total shareholders' (deficit)	(1,201,897)	(1,201,021)

Total liabilities and shareholders' (deficit)	$44,071	$56,179

Nyxio Technologies Corporation

(a Development Stage Company)

Condensed Consolidated Statements of Operations

(UNAUDITED)

			July 8, 2010
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2013	2012	2013

Revenue	$6,065	$4,598	$85,903
Cost of goods sold	1,445	3,071	95,629

Gross profit	4,620	1,527	(9,726)

Operating expenses
Consulting services	—	30,188	4,307,460
Depreciation	2,951	2,951	22,636
General and administrative	5,429	15,058	147,946
Professional fees	2,500	108,884	439,033
Promotional and marketing	45	31,060	148,296
Research and development	—	20	30,850
Rent expense	1,612	24,457	146,594
Salaries and wages	20,487	138,403	740,825
Travel and entertainment	149	32,884	229,286
Impairment	—	—	81,480
Total operating expenses	33,173	383,905	6,294,406

Net loss from operations	(28,553)	(382,378)	(6,304,132)

Other income (expense)
Amortization of debt discounts	(123,194)	—	(370,181)
Financing costs	(3,250)	—	(718,357)
Interest expense	(10,357)	(11,579)	(92,144)
Interest expense - related party	(210)	—	(2,159)
Other income	—	1,896	1,896
Gain (loss) on derivatives	(48,839)	—	(92,792)
Gain (loss) on debt settlement	—	—	56,595
Total other income (expense)	(185,850)	(9,683)	(1,217,142)

Net loss	$(214,403)	$(392,061)	$(7,521,274)

Basic and fully diluted loss per common share	$(0.95)	$(4.70)	—
Basic and fully diluted - weighted average common shares outstanding	225,169	83,333	—

Nyxio Technologies Corporation

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows (UNAUDITED)

			July 8, 2010
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2013	2012	2013
Cash flows from operating activities:
Net (loss)	$(214,403)	$(392,061)	$(7,521,274)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation	2,951	2,951	22,636
Shares and options issued for services	—	—	144,007
Shares issued for financing and interest	—	—	710,881
Amortization of beneficial conversion	123,194	—	370,181
(Gain) loss on derivatives	48,839	—	92,792
(Gain) on settlement of debt	—		(56,595)
Non-cash services provided by related party	—	—	38,875
Warrants issued per merger - related party	—	—	3,967,500
Impairment of operating assets	—	—	81,480
Decrease (increase) in assets:
Accounts and other receivable	—	(2,161)	(223)
Inventory	—	(116)	(73,593)
Prepaid expenses	—	(5,136)	742
Other assets	—	(661)	2,965
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(21,056)	(2,951)	432,979
Accrued interest	13,818	11,407	102,228
Net cash (used) by operating activities	(46,657)	(388,728)	(1,684,419)

Cash flows from investing activities:
Change in due from related party, net	6,690	(332)	(4,924)
Purchase of fixed assets	—	—	(32,944)
Net cash provided by (used) in investing activities	6,690	(332)	(37,868)

Cash flows from financing activities:
Cash contributed by related party	—	—	5,984
Cash acquired through merger	—	—	45
Proceeds from notes payable	—	—	83,991
Payments on notes payable	—	—	(1,500)
Proceeds from notes payable - related party	—	20,000	35,258
Payments on notes payable - related party	—	—	(26,800)
Proceeds from convertible debt	37,500	200,000	463,000
Proceeds from the sale of common stock	—	175,000	1,162,500
Net cash provided by financing activities	37,500	395,000	1,722,478

Net increase (decrease) in cash	(2,467)	5,940	191
Cash, beginning of period	2,658	1,341	—
Cash, end of period	$191	7,281	$191
	—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$167

Nyxio Technologies Corporation

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – Significant Accounting Policies and Procedures

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2013, and the results of its operations and cash flows for the three months and three months ended March 31, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“the Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to ensure the information presented is not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 21, 2012 filed with the Commission on April 22, 2013.

The accompanying consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The financial statements as of March 31, 2013 and for the three-months then ended include Nyxio Technologies Corporation (“NTC”) and its wholly owned subsidiary, Nyxio Technologies, Inc. (“NTI”). All significant inter-company transactions and balances have been eliminated. NTC and its subsidiary are collectively referred to herein as the “Company”.

Basis of presentation

The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2013 and December 31, 2012, the Company had no cash equivalents.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of March 31, 2013 and December 31, 2012, respectively, there was no finished goods inventory.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of March 31, 2013 or 2012. Depreciation expense for the three months ended March 31, 2013, and 2012 and for the period from July 8, 2010 (inception) to March 31, 2013, was $2,951, $2,951 and $22,636, respectively.

Revenue recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances. As of March 31, 2013 and 2012, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. At March 31, 2013 and 2012 the Company had 10,090 and 83,333 zero potential common shares that have been excluded from the computation of diluted net loss per share.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of March 31, 2013 and 2012 due to their short-term nature.

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. For the three-months ended March 31, 2013, and the year ended December 31, 2012, the Company determined that none of its long-term assets were impaired.

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

Advertising

The Company expenses advertising costs as incurred. The Company’s advertising expenses were $45 and $31,060 during the three months ended March 31, 2013 and 2012, respectively, and $148,296 for the period from July 8, 2010 through March 31, 2013.

Research and development

Research and development costs are expensed as incurred. During the three-months ended March 31, 2013 and 2012 and for the period from July 8, 2010 (inception) to March 31, 2013, research and development costs were $0, $20 and $30,850, respectively.

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

Financial instruments which potentially subject the Company to concentrations of business risk consist principally of availability of suppliers. As of March 31, 2013, the Company was dependent on approximately two vendors for 85% of product supply.

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

For the three-months ended March 31, 2013 and 2012, and the period from July 8, 2010 (inception) to March 31, 2013, the Company recorded share-based compensation of $0, $0, and $4,111,507, respectively.

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

NOTE 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations and since its inception (July 8, 2010) through March 31, 2013 the Company had accumulated losses of $7,423,596 and a working capital deficit of $1,236,029. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

NOTE 3 - Accounts receivable

Accounts receivable consist of the following:

	March 31,	December 31,
	2012	2012
Trade accounts receivable	$223	$223
Due from related party	20,487	27,177
Less: Allowance for doubtful accounts	—	—
	$20,710	$27,400

As of March 31, 2013 and December 31, 2012, respectively, the Company had not established an allowance for doubtful accounts.

NOTE 4 - Property and equipment

The following is a summary of property and equipment:

	March 31,	December 31,
	2013	2012
Furniture and fixtures	$11,612	$11,612
Software	11,945	11,945
Computers and equipment	22,249	22,249
Less: accumulated depreciation	(22,636)	(19,685)
	$23,170	$26,121

Depreciation for the three-months ended March 31, 2013 and 2012 and for the period from July 8, 2010 (inception) to March 31, 2013 was $2,951, $2,951 and $22,636, respectively.

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

As of March 31, 2013 and December 31, 2012, the amounts due from the officer totaled $20,487 and $27,177, respectively.

Merger warrants

In connection with the Company July 5, 2011 merger activities, the Company issued a warrant to purchase up to 83,333 (post-split) shares of the Company’s common stock at an exercise price of $0.01 per share to its chief executive officer and majority shareholder. The warrant has a term of twenty-four months expiring on July 1, 2013 and is subject to performance conditions. The performance conditions allow for the warrant to be exercisable in four increments of 20,833 (post-split) shares for each $1,000,000 of cumulative realized revenue over the twenty-four month term. As of March 31, 2013, performance conditions have not been met therefore; no portion of the warrant is exercisable. On the date of grant, the estimated fair value of each warrant using the Black-Scholes model is $189 per share utilizing a strike price of $4.50, volatility of 177%, and a risk-free rate of 4.40%. The Company estimated the number of shares that would become exercisable throughout the twenty-four month term based on historical activity and pro forma projections to be 20,833 (post-split) shares resulting in an estimated fair value of $3,967,500 which has been recorded as a consulting expense during 2011.

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

Note payable to a related party

During the year ended December 31, 2011, the Company’s chief financial officer paid certain liabilities totaling $10,578 on behalf of the Company. In October 2011, the Company issued a promissory note for the value of the payment which bears interest at a rate of 8% per annum and matures on June 30, 2012. On January 12, 2012, this same officer provided an additional $20,000 under the same terms, to the Company for operating expenses. As of March 31, 2013 the unpaid balance totaled $8,458 and with accrued interest of $2,318.

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

As of March 31, 2013 and December 31, 2012, the unpaid principal balance together with accrued interest totaled $133,825 and $131,220, respectively.

Coach Capital LLC

On June 30, 2011, the Company issued a promissory note in the amount of $111,000 to Coach Capital, LLC. The note is unsecured, due on demand and bears interest at a rate of 10% per annum. In the event of default, the interest rate will immediately escalate to 30% per annum. As of March 31, 2013 and December 31, 2012, the unpaid principal balance together with accrued interest totaled $132,169 and $128,919, respectively.

ICG USA, LLC

On February 16, 2012, the Company entered into a Securities Purchase Agreement with ICG USA, LLC (“ICG”) and issued a Convertible Promissory Note in the amount of $200,000. The note is unsecure, bears interest at a rate of 6% interest per annum, and is due on demand. The note is convertible into shares of the Company’s common stock beginning year after the date of issuance and was convertible on August 16, 2012. Pursuant to the terms of the Agreement, the note is convertible at a rate equal to a 45% discount to the average of the three lowest closing trade prices in the preceding thirty trading days. On the date the note became convertible; the Company valued the benefit of conversion at $309,631 and recorded a discount of $200,000 and a derivative liability with a corresponding comprehensive loss in the amount of $109,631. The discount related to the conversion value will be amortized over the remaining term of the note utilizing the interest method of accretion. During the year ended December 31, 2012, ICG elected to convert $32,743 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 13,634 (post-split) shares at an average conversion rate of $2.40 and recognized a loss on the derivative in the amount of $23,340.

As of the March 31, 2013, the Company fair valued the derivative liability at $136,847 and recorded a comprehensive income of $7,410 representing the change in fair value. As of March 31, 2013, the unpaid principal balance was $167,257 net of discount in the amount of $0. Accrued interest totaled $13,794.

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

As of the March 31, 2013, the Company fair valued the derivative liability at $25,450 and recorded a comprehensive income of $5,588 representing the change in fair value. As of March 31, 2013, the unpaid principal balance was $33,150 net of discount in the amount of $5,575. Accrued interest totaled $2,244.

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

During the three months ended March 31, 2013, the Company issued one Convertible Promissory Note to Asher in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on November 1, 2013. The note is convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to the 10-day average trading price prior to the conversion date. The Company recorded a discount in the amount of $37,500 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company has recognized a derivative liability in the amount of $30,682 resulting from the variable change in conversion rate in relation to the change in market price of the Company’s common stock.

During the three months ended March 31, 2013, the Company elected to convert $31,700 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 78,654 (post-split) shares at a conversion rate ranging from $0.36 to $0.44 and recognized a gain on the derivative in the amount of $40,724.

As of the March 31, 2013, the Company fair valued the derivative at $16,147 and recorded a comprehensive loss of $72,300 representing the change in fair value. As of March 31, 2013, the unpaid principal balance was $88,453 net of discount in the amount of $52,147. Accrued interest totaled $7,698.

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

As of December 31, 2012, the Company fair valued the derivative liability at $28,869 and recorded a comprehensive loss of $1,556 representing the change in fair value. As of March 31, 2013, the principal balance owed to Continental totaled $28,354 net of discount of $6,646. Accrued interest totaled $1,493.

NOTE 7 – Commitments

Lease agreements

In June 2011, the Company entered into a two-year lease agreement for additional office space commencing July 1, 2011 and expiring December 31, 2013. Pursuant to the terms of the lease agreement, the monthly rate will increase to $4,175 with an additional increase at the anniversary date to $4,300. In addition, the Company has increased its security deposit to $4,836. During the three months ended March 31, 2013, the Company terminated all leases for office space.

Consulting agreements

On March 25, 2013, the Company entered into a one year consulting agreement with Big H. Production, Ltd. for services related to business development and potential mergers and acquisitions. Pursuant to the terms of the agreement, the consultant will receive monthly compensation as follows: months one and two – $10,000 per month; months three and four –$4,000 per month; months five through twelve – $3,000 per month, for a total compensation over the twelve month period of $52,000.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	2013		2012
U.S. Statutory rate	35	%	35	%
Valuation allowance	(35)%		(35)%
Effective tax rate	—		—

The net change in the valuation for the three months ended March 31, 2013 was an increase in valuation of $75,041.

The Company has a net operating loss carryover of approximately $7,521,274 available to offset future income for income tax reporting purposes, which will expire in various years through 2031, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We had no material unrecognized income tax assets or liabilities as of March 31, 2013. Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three-months ended March 31, 2013 and 2012, there were no income tax, or related interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal or state income tax examination by tax authorities for years beginning at our inception of July 8, 2010 through current. We are not currently involved in any income tax examinations.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	Level I	Level II	Level III	Fair Value
March 31, 2013
Notes payable	$—	$(220,998)	$—	$(220,998)
Convertible debt, net	—	(319,459)	(319,459)
Derivative Liabilities	—	(175,019)	—	(175,019)
	$—	$(715,476)	$—	$(715,476)
December 31, 2012
Notes payable	$—	$(220,998)	$—	$(220,998)
Convertible debt, net	—	(233,296)	(233,296)
Derivative Liabilities	—	(264,648)	—	(264,648)
	$—	$(718,942)	$—	$(718,942)

NOTE 10 – Shareholders’ (deficit)

Common stock issuances

On March 19, 2013, the Company effectuated a 1-for-450 reverse stock split and all common stock transactions have been retrospectively restated. In connection with the reverse split, 45 shares of common stock were issued to existing holders for rounding.

During the three months ended March 31, 2013, the Company issued a total of 94,676 (post-split) shares of common stock in connection with the conversion of $37,558 in convertible debt.

NOTE 11 - Subsequent events

Subsequent to March 31, 2013, the Company issued 27,322 shares of common stock in connection with the conversion of $3,000 in convertible debt.

During April 2013, the Company issued a Convertible Promissory Note to Asher in the amount of $41,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on January 16, 2014. The note is convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to the 10-day average trading price prior to the conversion date.

On May 10, 2013, the Company issued a total of 60,000,000 shares of common stock to our President and CEO, as incentive compensation and the acquisition of certain intellectual property. The shares issued are subject to forfeiture in event of resignation or dismissal within the next two (2) years. Prior to vesting, the shares issued may not be transferred or encumbered.

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

•The Vuzion – The world’s first TV with Android OS built in enabling 400,000 Android applications on a TV for the first time.

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

Goals

Nyxio Technologies has six achievable goals:

• Company Growth

• Profitability

• Product Development

• Fast Innovation

• Market Penetration

• Industry Expansion

Results of operations for the three months ended March 31, 2013 and 2012, and for the period from July 8, 2010 (date of inception) through March 31, 2013.

The discussion that follows is derived from our unaudited interim balance sheets and the unaudited statements of operations and cash flows for the three months ended March 31, 2013 and 2012 and for the period from inception (July 8, 2010) to March 31, 2013.

Revenues, net

Prior to July 2011, we were a private development stage company with minimal operating revenues and limited access to the capital required for the execution of our business plan. Our operating revenues during the quarter ended March 31, 2013 were $6,065 compared to $4,598 during the quarter ended March 31, 2012. Our inception to date revenues totaled $85,903 as of March 31, 2013.

We recognize revenue when delivery has occurred, the sales price is fixed and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. We record revenues, net of sales discounts.

Cost of Sales

Our cost of sales for the quarter ended March 31, 2013 was $1,445, compared to $3,071 for the quarter ended March 31, 2012. Cost of sales includes finished goods, assembly services, and cost to deliver our product. Cost of sales has remained consistent with the previous year comparable period. As we are able to increase our revenues, we expect our cost variables to decrease due to volume discounts.

Gross Profit

During the quarter ended March 31, 2013 our gross profit was $4,620, compared to a gross profit for the quarter ended March 31, 2012 of $1,527. Cost of our initial inventory assembly was high due to modifications in assembly techniques and testing, higher than normal freight costs, and higher raw material costs due to low volume purchasing. Freight costs were higher as a result of oversea assembly and a single port of entry. These costs will decrease as we assemble and distribute from strategically located warehouse facilities. We expect gross profits to normalize at 38% in the near-term and 40% in the long-term. Gross profit, as a percentage of sales, will also increase as we have a higher weighting of sales through direct distribution to our end customer.

Expenses

During the quarter ended March 31, 2013 we incurred $33,173 in operating expenses, compared to $383,905 for the quarter ended March 31, 2012. This decrease in operating expenses for March 31, 2013 compared to the same period in 2012 is attributable primarily to much lower salaries and wages, professional fees, consulting fees, promotional and marketing expenses, and travel and entertainment expenses during the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012.

Salaries and wages were $20,487 for the quarter ended March 31, 2013, compared to $138,403 for the quarter ended March 31, 2012. Professional fees were $2,500 for the quarter ended March 31, 2013, compared to $108,884 for the quarter ended March 31, 2012. We incurred no consulting fees for the quarter ended March 31, 2013, compared to consulting fees of $30,188 for the quarter ended March 31, 2012. We expect professional fees to remain consistent for the remainder of 2013.

During the quarter ended March 31, 2013, we incurred $149 in travel and entertainment expenses. By comparison, we incurred $32,884 in travel and entertainment expenses during the quarter ended March 31, 2012. This expense is expected to increase during the remainder of the year as we continue our product marketing and business development strategies.

During the quarter ended March 31, 2013 we incurred $45 in promotional and marketing expense. By comparison, we incurred $31,060 in promotions and marketing during the quarter ended March 31, 2012. These costs include demonstration products, advertising, shipping samples to retailers and distributors, and promotion allowances for distributors and tradeshows which includes booth costs, and various other tradeshow costs. We expect this expense to increase over the remainder of the year.

Other Income and Expense

During the quarter ended March 31, 2013, we experienced a loss on the change in the value of a derivative liability in the amount of $48,839, financing costs of $3,250, interest expense of $10,357, and amortization of a beneficial conversion discount in the amount of $123,194.

As a result of the new financing agreements entered into during the year ended December 31, 2012, we have incurred additional costs which are attributable to the terms of each agreement with respect to their variable conversion rights. Until such time the agreements are satisfied in full, we will continue to incur costs related to the valuation of these terms.

Net Loss

During the quarter ended March 31, 2013 we incurred a net loss of $214,403. By comparison, we incurred a net loss of $392,061 during the quarter ended March 31, 2012. The decrease in net loss of compared to the same quarter last year is primarily attributable to decreased operating expenses, offset by a substantial increase in other expenses related to our financing activities. Our financing activities included the issuance of various convertible debt agreements at variable conversion rates, cash advances from our CFO and the re-structuring of previously non-convertible debt with par value conversion terms.

Since July 8, 2010, the inception date of Nyxio, through March 31, 2013, we have generated revenue of $85,903 and have incurred a net loss of $7,521,274. Our greatest challenges which have prohibited us from executing our business plan are as follows:

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

Liquidity and Capital Resources

As of March 31, 2013, we had cash and equivalents on hand of $191, and a working capital deficit of $1,225,067. We determined that our cash on hand and working capital were not sufficient to meet our current anticipated cash requirements. As such, we evaluated several options to obtain short term financing, as discussed below. While we hope to see a significant increase in revenue towards the latter part of the second quarter of 2012, we continued to rely on funds obtained through the issuance of debt and equity securities throughout 2012 and through 2013 to date. We may enter into further debt and equity agreements to fund operations and inventory requirements if management feels it is required. We anticipate our additional cash requirements to fund cost of goods sold and operations to be roughly $1.7 million dollars, at which point revenues from sales should be sufficient to fund inventory and operational expenses. Our operations to date have been primarily funded through the issuance of debt and equity securities.

Specifically, on September 30, 2011, we entered into a promissory note with Coach Capital LLC in the amount of $111,000 (the “Coach Note”). The Coach Note is unsecured, bears interest at 10% per annum and is due on demand. The holder of the Coach Note may elect to convert all or part of the indebtedness owing under the Coach Note into our securities at such rate as that being offered to investors at the time of conversion. As of March 31, 2013, the unpaid principal balance together with accrued interest totaled $132,169

During the year ended December 31, 2011, we sold 3,456 (post-split) shares of our common stock to certain accredited investors in exchange for cash totaling $777,500 in accordance with our form of Securities Purchase Agreement. In the fourth quarter of 2011 we sold an additional 4,667 (post-split) shares of our common stock in exchange for cash totaling $210,000 in accordance with our form of Securities Purchase Agreement.

On February 16, 2012, we entered into a Securities Purchase Agreement with and issued a Convertible Promissory Note in the amount of $200,000, at 6% interest per annum, to ICG USA, LLC (the “ICG Note”). The ICG Note is convertible into shares of our common stock beginning nine months after the date of issuance of the ICG Note at the discretion of ICG USA, LLC. Pursuant to the terms of the Agreement, the note is convertible at a rate equal to a 45% discount to the average of the three lowest closing trade prices in the preceding thirty trading days. During the year ended December 31, 2012, ICG elected to convert $32,743 in principal. Pursuant to the conversion rate calculation in the Agreement, we issued 13,634 (post-split) shares at an average conversion rate of $2.40 and recognized a loss on the derivative in the amount of $23,340.We have determined that the conversion feature of this note is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bi-furcated the conversion feature of the note and recorded a derivative liability. As of March 31, 2013 the value of the derivative liability was $136,847 and we recognized income on change in the value of the derivative of $7,410 for the quarter ended March 31, 2013.

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

On May 7, 2012, we entered into a $275,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). Under the Note, we received $50,000 in loan proceeds with JMJ. Additional sums up to a maximum total of $275,000 may be advanced in the sole discretion of JMJ. The Note includes a 10% original issue discount and is due in 1 year. The Note does not bear interest if paid in full within 90 days. Thereafter, a one-time interest charge of 5% shall be applied to the principal sum. The Note is convertible to common stock in whole or in part at conversion price equal to the lesser of $0.06 per share or 65% of the lowest trading price in the 25 trading days prior to the conversion. We received $50,000 in initial funding under the JMJ Note. JMJ elected to convert $7,735 in principal into 11,666 shares of our common stock. We have determined that the conversion feature of this note is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bifurcated the conversion feature of the notes and recorded a derivative liability. As of March 31, 2013 the value of the derivative liability was $25,450 and we recognized income on change in the value of the derivative of $5,588 for the quarter ended March 31, 2013.

Subsequent to the reporting period, on April 24, 2013, we entered into an amendment of the Note. Under the Amendment, the 10% original issue discount was removed and replaced with a closing fee of 3% and a due diligence fee of 8% for all subsequent advances under the Note. Following the amendment to the JMJ Note and subsequent to the reporting period, we borrowed an additional $5,000 from JMJ.

In addition, we have received debt financing from Asher Enterprises, Inc. under a series of Convertible Promissory Notes. The notes, both converted and outstanding as of March 31, 2013, are as follows:

Amount	Issue date	Due date	Shares issued upon conversion	Conversion date(s)	Principal amount
$63,000	June 6, 2012	March 8, 2013			$63,000
			7,246	12/17/12	(3,000)
			7,059	12/31/12	(2,700)
			6,991	01/14/13	(2,800)
			7,029	01/16/13	(3,100)
			7,029	01/18/13	(3,100)
			16,187	03/01/13	(5,900)
			16,187	03/08/13	(5,900)
			25,231	03/15/13	(10,900)
			27,322	04/25/13	(3,000)
					$22,600

$37,500	July 10, 2012	April 12, 2013	Variable	n/a	$37,500

$40,000	November, 13, 2012	August 15, 2013	Variable	n/a	$40,000

$37,500	January 31, 2013	November 1, 2013	Variable	n/a	$37,500

$41,500	April 11, 2013	January 16, 2014	Variable	n/a	$41,500

All Notes issued to Asher Enterprises, Inc. bear interest at a rate of 8% per year and are convertible at a conversion price equal to 55% of the Market Price of our common stock on the conversion date.  For purposes of the Notes, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion date.  The number of shares issuable upon conversion of the Notes is limited so that the holder’s total beneficial ownership of our common stock may not exceed 9.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days-notice.

We have determined that the conversion feature of these notes is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bi-furcated the conversion feature and recorded a derivative in connection with these notes . As of March 31, 2013, we recognized a gain on derivatives in the amount of $40,724 resulting from the conversion of $37,400 of principal into 78,654 shares of our common at an average conversion rate of $0.4755 per share.

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

We have determined that the conversion feature of these notes is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bi-furcated the conversion feature and recorded a derivative in connection with these notes. As of March 31, 2013, we recognized a gain on derivatives in the amount of $8,115 resulting from the conversion of $7,735 of principal into 21,481 shares of our common at an average conversion rate of $0.36 per share.

On July 8, 2010, in connection with our reverse acquisition, we assumed a Promissory Note owed by Nyxio Technologies, LLC dated March 15, 2010 and issued to Chamisa Technology, LLC (“Chamisa”). The total principal and interest owing at the time we assumed the Note was $83,627. The Note bore interest at an annual rate of twelve percent (12%). From July of 2010 through December of 2010, additional advances were made under the Note in the principal amount of $64,491. In 2011, additional advances in the amount of $18,000 were made under the Note. On April 20, 2012, a portion of the balance due under the Note in the amount of $81,595 was assigned by Chamisa to Michelle Nelson, leaving total principal and interest due to Chamisa of $120,782. On April 25, 2012, we entered into an amendment of the Note portion purchased by Ms. Nelson. Under this amendment, Ms. Nelson agreed to forgive $56,595 of the principal balance in exchange for conversion rights on the remaining balance of $25,134. In accordance with the amendment, the remaining portion of the obligation was made convertible to common stock at $0.001 per share. Over the course of 2012, Ms. Nelson and various subsequent assignees converted the Nelson portion of the Note into common stock. As of March 31, 2013, the remaining portion of the Note still owing to Chamisa was $133,825, including principal and interest.

Subsequent to the reporting period on May 7, 2013, Chamisa assigned the remaining portion of the Note still owing to Reign Investment Group, LLC. On May 15, 2013, we entered into an Amendment to the remaining portion of the Chamisa Note with Reign. Under the Amendment, Reign agreed to forgive $65,731.34 of the balance of the Note. This remaining balance due under the Note was made convertible to common stock at a price of $0.001 per share. In addition, we agreed to issue Reign 60,000 shares of common stock in connection with the amendment.

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

Off Balance Sheet Arrangements

As of March 31, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Giorgio Johnson, and Chief Financial Officer, Mirjam Metcalf. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2013.

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

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item. Risk factors regarding our current business can be found in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

1. On May 10, 2013, we issued 50,000,000 shares of common stock to our President and CEO, Giorgio Johnson, as incentive compensation under the terms of a Restricted Stock Award Agreement. Under the award agreements, the shares issued will be subject to forfeiture in event of Mr. Johnson’s resignation or dismissal within the next two (2) years. Prior to vesting, the shares issued may not be transferred or encumbered. As additional consideration to the company under the award agreement, Mr. Johnson contributed certain intellectual property to the company. This issuance was exempt under Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. Also on May 10, 2013, and separately from the shares issued under the Restricted Stock Award Agreement, we issued 10,000,000 additional shares of common stock to Giorgio Johnson as compensation.

2. During the quarter ended March 31, 2013, we terminated our office lease. We are currently looking for new office space.

3. On March 25, 2013, we entered into a Consulting Agreement with Big H. Production, Ltd. (“Big H”). Under the Consulting Agreement, Big H will assist us with business development, SEC compliance matters, and potential mergers and acquisitions. The term of the Consulting Agreement is twelve (12) months. Big H will be compensated under the Consulting Agreement as follows: months one and two – $10,000. per month; months three and four –$4,000. per month; months five through twelve – $3,000. per month, for a total compensation over the twelve month period of $52,000..

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Amendment to Promissory Note to JMJ Financial
10.2	Convertible Promissory Note issued to Asher Enterprises, Inc., dated January 31, 2013
10.3	Securities Purchase Agreement with Asher Enterprises, Inc., dated January 31, 2013
10.4	Convertible Promissory Note issued to Asher Enterprises, Inc., dated April 11, 2013
10.5	Securities Purchase Agreement with Asher Enterprises, Inc., dated April 11, 2013
10.6	Restricted Stock Award Agreement with Giorgio Johnson
10.7	Consulting Agreement with Big H Production, Ltd.
10.8	Amendment to Note with Reign Investment Group, LLC
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nyxio Technologies Corporation

Date:	May 20, 2013

By: /s/ Giorgio Johnson Giorgio Johnson Title: Chief Executive Officer

Date:	May 20, 2013

By: /s/ Mirjam Metcalf Mirjam Metcalf Title: Chief Financial Officer

