Form 10-Q
period 2013-06-30
NYXIO TECHNOLOGIES Corp
filed 2013-08-19
CIK 1373761

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,601,268 as of August 19, 2013.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012;
F-2	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 and period from July 8, 2010 (Inception) to June 30, 2013 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and period from July 8, 2010 (Inception) to June 30, 2013 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements (Unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

  Nyxio Technologies Corporation

( a Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(UNAUDITED)	(UNAUDITED)
Assets
Current assets:
Cash	$74	$2,658
Accounts receivable	223	223
Short-term derivative asset	82,561	—
Due from related party	14,837	27,177
Total current assets	97,695	30,058
Fixed assets, net of accumulated depreciation of $25,529 and $19,685, respectively	20,577	26,121
Total assets	$118,272	$56,179
Liabilities and shareholders' (deficit)
Current liabilities
Accounts payable and accrued expenses	$448,784	$455,684
Accrued interest	107,623	82,584
Notes payable	209,530	212,530
Notes payable - related party	—	8,458
Convertible notes payable, net of discounts of $64,638 and $150,062, respectively	355,735	233,296
Derivative liability	—	264,648
Total current liabilities	1,121,672	1,257,200
Shareholders (deficit)
Series A preferred stock; $0.01 par value; 1,100 shares authorized; no shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Series B preferred stock; $0.01 par value; 100 shares authorized; shares 100 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1	1
Common stock; $0.001 par value; 121,212,122 shares authorized;
65,999,098 and 183,583 shares authorized and issued at June 30, 2013 and
December 31, 2012, respectively	65,999	183
Common shares sold and unissued, 1,666 at June 30, 2013 and
December 31, 2012, respectively	2	2
Additional paid-in capital	18,766,088	6,326,359
Deferred compensation	(9,270,833)	—
Other comprehensive income (loss)	210,199	(220,695)
(Deficit) accumulated during the development stage	(10,774,856)	(7,306,871)
Total shareholders' (deficit)	(1,003,400)	(1,201,021)
Total liabilities and shareholders' (deficit)	$118,272	$56,179

Nyxio Technologies Corporation

( a Development Stage Company)

Condensed Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	July 8, 2010 (Inception) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Revenue	$—	$2,350	$6,065	$6,948	$85,903
Cost of goods sold	—	2,317	1,445	5,388	95,629
Gross profit	—	33	4,620	1,560	(9,726)
Operating expenses
Consulting services	71,000	25,550	71,000	55,738	4,378,460
Depreciation	2,893	2,950	5,844	5,901	25,529
General and administrative	2,525	14,676	7,954	29,734	150,471
Professional fees	25,019	34,129	27,519	143,013	464,052
Promotional and marketing	—	2,215	45	33,275	148,296
Research and development	—	5,608	—	5,628	30,850
Rent expense	3,042	15,792	4,654	40,249	149,636
Salaries and wages	12,000	95,389	32,487	233,792	752,825
Officer compensation - stock based	2,729,167	—	2,729,167	—	2,729,167
Travel and entertainment	3,445	5,633	3,594	38,517	232,731
Impairment	—	—	—	—	81,480
Total operating expenses	2,849,091	201,942	2,882,264	585,847	9,143,497
Net loss from operations	(2,849,091)	(201,909)	(2,877,644)	(584,287)	(9,153,223)
Other income (expense)
Amortization of debt discounts	(51,852)	(6,672)	(175,046)	(6,672)	(422,033)
Financing costs	(306,518)	(215,222)	(309,768)	(215,222)	(1,024,875)
Interest expense	(11,275)	(25,605)	(21,632)	(37,184)	(103,419)
Interest expense - related party	—	—	(210)	—	(2,159)
Other income	—	—	—	1,896	1,896
Gain (loss) on derivatives	(34,846)	70,647	(83,685)	70,647	(127,638)
Gain (loss) on debt settlement	—	—	—	—	56,595
Total other income (expense)	(404,491)	(176,852)	(590,341)	(186,535)	(1,621,633)
Net loss	$(3,253,582)	$(378,761)	$(3,467,985)	$(770,822)	$(10,774,856)
Basic and fully diluted loss per common share	$(0.10)	$(3.70)	$(0.21)	$(8.30)
Basic and fully diluted - weighted average
common shares outstanding	32,093,709	102,502	16,247,474	92,918

Nyxio Technologies Corporation

( a Development Stage Company

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

			July 8, 2010
	Six Months Ended	Six Months Ended	(Inception) to
	June 30,	June 30,	June 30,
	2013	2012	2013
Cash flows from operating activities:
Net (loss)	$(3,467,985)	$(770,822)	$(10,774,856)
Adjustments to reconcile net (loss) to net
cash used by operating activities:
Depreciation	5,844	5,901	25,529
Shares and options issued for services - related party	2,759,167	71,507	2,903,174
Shares issued for financing costs	303,186	215,222	1,014,067
Amortization of beneficial conversion	175,046	6,672	422,033
(Gain) loss on derivatives	83,685	(70,647)	127,638
(Gain) on settlement of debt	—	—	(56,595)
Non-cash services provided by related party	—	—	38,875
Warrants issued per merger - related party	—	—	3,967,500
Impairment of operating assets	—	—	81,480
Decrease (increase) in assets:
Accounts receivable	—	(7,226)	(223)
Inventory	—	2,020	(73,593)
Prepaid expenses	—	(8,394)	742
Other assets	—	(661)	2,965
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	610	20,648	454,645
Accrued interest	28,423	36,957	116,833
Net cash (used) by operating activities	(112,024)	(498,823)	(1,749,786)
Cash flows from investing activities:
Change in due from related party, net	12,340	(341)	726
Purchase of fixed assets	(300)	—	(33,244)
Net cash provided by (used) in investing activities	12,040	(341)	(32,518)
Cash flows from financing activities:
Cash contributed by related party	—	—	5,984
Cash acquired through merger	—	—	45
Proceeds from notes payable	—	—	83,991
Payments on notes payable	—	—	(1,500)
Proceeds from notes payable - related party	—	20,000	35,258
Payments on notes payable - related party	—	(6,500)	(26,800)
Proceeds from convertible debt	97,400	313,000	522,900
Proceeds from the sale of common stock	—	175,000	1,162,500
Net cash provided by financing activities	97,400	501,500	1,782,378
Net increase (decrease) in cash	(2,584)	2,336	74
Cash, beginning of period	2,658	1,341	—
Cash, end of period	$74	3,677	$74
			—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$167

Nyxio Technologies Corporation

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – Significant Accounting Policies and Procedures

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2013, and the results of its operations and cash flows for the three months and six months ended June 30, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“the Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to ensure the information presented is not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 21, 2012 filed with the Commission on April 22, 2013.

The accompanying consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The financial statements as of June 30, 2013 and for the six months then ended include Nyxio Technologies Corporation (“NTC”) and its wholly owned subsidiary, Nyxio Technologies, Inc. (“NTI”). All significant inter-company transactions and balances have been eliminated. NTC and its subsidiary are collectively referred to herein as the “Company”.

Basis of presentation

The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of June 30, 2013 and December 31, 2012, respectively, there was no finished goods inventory.

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

Equipment 3-5 years

Furniture 7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of June 30, 2013 or 2012. Depreciation expense for the six months ended June 30, 2013, and 2012 and for the period from July 8, 2010 (inception) to June 30, 2013, was $5,844, $5,901 and $25,529, respectively.

Revenue recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances. As of June 30, 2013 and 2012, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. At June 30, 2013 and 2012 the Company had 10,090 and 83,333 zero potential common shares that have been excluded from the computation of diluted net loss per share.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of June 30, 2013 and 2012 due to their short-term nature.

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. For the six months ended June 30, 2013, and the year ended December 31, 2012, the Company determined that none of its long-term assets were impaired.

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

Advertising

The Company expenses advertising costs as incurred. The Company’s advertising expenses were $45 and $33,275 during the six months ended June 30, 2013 and 2012, respectively, and $148,296 for the period from July 8, 2010 through June 30, 2013.

Research and development

Research and development costs are expensed as incurred. During the six months ended June 30, 2013 and 2012 and for the period from July 8, 2010 (inception) to June 30, 2013, research and development costs were $0, $5,628 and $30,850, respectively.

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

Financial instruments which potentially subject the Company to concentrations of business risk consist principally of availability of suppliers. As of June 30, 2013, the Company was dependent on approximately two vendors for 85% of product supply.

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

For the six months ended June 30, 2013 and 2012, and the period from July 8, 2010 (inception) to June 30, 2013, the Company recorded share-based compensation of $2,030,000, $71,507, and $6,870,674, respectively.

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

NOTE 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations and since its inception (July 8, 2010) through June 30, 2013 the Company had accumulated losses of $10,774,856 and a working capital deficit of $1,023,977. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

NOTE 3 - Accounts receivable

Accounts receivable consist of the following:

	March 31,	December 31,
	2012	2012
Trade accounts receivable	$223	$223
Due from related party	14,837	27,177
Less: Allowance for doubtful accounts	—	—
	$14,710	$27,400

As of June 30, 2013 and December 31, 2012, respectively, the Company had not established an allowance for doubtful accounts.

NOTE 4 - Property and equipment

The following is a summary of property and equipment:

	March 31,	December 31,
	2013	2012
Furniture and fixtures	$11,912	$11,612
Software	11,945	11,945
Computers and equipment	22,249	22,249
Less: accumulated depreciation	(25,529)	(19,685)
	$20,577	$26,121

Depreciation for the six months ended June 30, 2013 and 2012 and for the period from July 8, 2010 (inception) to June 30, 2013 was $5,844, $5,901 and $25,529, respectively.

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

During the six months ended June 30, 2013, the president and CEO donated additional services valued at $24,000 which has been recorded as a reduction in the officers’ receivable balance.

As of June 30, 2013 and December 31, 2012, the amounts due from the officer totaled $14,837 and $27,177, respectively.

Merger warrants

In connection with the Company July 5, 2011 merger activities, the Company issued a warrant to purchase up to 83,333 (post-split) shares of the Company’s common stock at an exercise price of $0.01 per share to its chief executive officer and majority shareholder. The warrant has a term of twenty-four months expiring on July 1, 2013 and is subject to performance conditions. The performance conditions allow for the warrant to be exercisable in four increments of 20,833 (post-split) shares for each $1,000,000 of cumulative realized revenue over the twenty-four month term. As of June 30, 2013, performance conditions have not been met therefore; no portion of the warrant is exercisable. On the date of grant, the estimated fair value of each warrant using the Black-Scholes model is $189 per share utilizing a strike price of $4.50, volatility of 177%, and a risk-free rate of 4.40%. The Company estimated the number of shares that would become exercisable throughout the twenty-four month term based on historical activity and pro forma projections to be 20,833 (post-split) shares resulting in an estimated fair value of $3,967,500 which has been recorded as a consulting expense in the during 2011.

Employment/Consulting commitments

During May 2013, the board of directors approved the issuance of 50,000,000 to the Company’s president and CEO. The shares were valued at $10,000,000, and vest over the period of two years. The Company amortized $729,167 for the six months ended June 30, 2013. Additionally, as board of directors approved the issuance of 10,000,000 shares to the Company’s president and CEO. The shares were valued at $2,000,000 and expensed for the six months ended June 30, 2013.

During June 2013, the Company’s CFO resigned. On June 12, 2013, this former CFO entered into a Business Consulting Agreement to provide consulting services at a rate of $10,000 per month, payable in bi-monthly installment of $5,000 on the 15th and last day of the month. During June 2013 the Company issued 59,524 shares of common stock for the first bi-monthly payment and accrued the second bi-monthly payment. In addition, all prior liabilities owing from the Company to this individual were released in exchange for 1,961,803 shares of the Company’s common stock. The stock was valued at $78,472 and satisfied $7,510 in accrued wages, a note payable – related party totaling $8,458 and accrued interest totaling $2,318. The remaining value of $60,186 was recorded as financing costs for the six months ended June 30, 2013.

Note payable to a related party

During the year ended December 31, 2011, the Company’s chief financial officer paid certain liabilities totaling $10,578 on behalf of the Company. In October 2011, the Company issued a promissory note for the value of the payment which bears interest at a rate of 8% per annum and matures on June 30, 2012. On January 12, 2012, this same officer provided an additional $20,000 under the same terms, to the Company for operating expenses. As noted, the outstanding note payable and accrued interest totaling $10,776 was satisfied through the issuance of the Company’s common stock as noted above.

NOTE 6 - Notes payable

Chamisa Technology, LLC

On July 8, 2010, the Company’s chief executive officer and majority shareholder contributed a note payable in the amount of $83,627 which originated from his previously dissolved limited liability company. The note balance represented cash advances of $81,595 and previously accrued interest of $2,032. During the period from inception (July 8, 2010) through December 31, 2010, the Company received additional advances of $64,491 and $18,000 during the year ended December 31, 2011. No formal agreement pertaining to the advances had previously been documented, however pursuant to a verbal agreement between the parties, the balance was due on demand and bears interest at a rate of 12% per annum. March 5, 2012, the Company formalized and acknowledged its liability to Chamisa Technology, LLC in the form of a promissory note. The promissory note is unsecured bears interest at a rate of 12% per annum, and matures on August 31, 2012. Pursuant to the new promissory note, the Company is required to make monthly principal and interest payments through maturity. As of June 30,2013, the note is in default.

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

On May 1, 2013, Chamisa Technology, LLC assigned the remaining outstanding note balance together with accrued interest of $134,705 to above individual who further assigned portions of the debt to various entities. During the six months ended June 30, 2013, the Company authorized the issuance of 3,000,000 shares of common stock for the conversion of $3,000 in principal. The fair value of the shares issued totaled $246,000 based on the market price of the common stock on the date of conversion. The difference in the fair value of the shares issued and the principal amount of debt and accrued interest converted totaled $243,000 and has been recorded as a financing costs.

As of June 30, 2013 and December 31, 2012, the unpaid principal balance together with accrued interest totaled $133,496 and $131,220, respectively.

Coach Capital LLC

On June 30, 2011, the Company issued a promissory note in the amount of $111,000 to Coach Capital, LLC. The note is unsecured, due on demand and bears interest at a rate of 10% per annum. In the event of default, the interest rate will immediately escalate to 30% per annum. As of June 30, 2013 and December 31, 2012, the unpaid principal balance together with accrued interest totaled $135,500 and $128,919, respectively.

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

As of the June 30, 2013, the Company fair valued the derivative liability at $15,205 and recorded a comprehensive income of $121,641 representing the change in fair value. As of June 30, 2013, the unpaid principal balance was $167,257 net of discount in the amount of $0. Accrued interest totaled $17,429.

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

During January and February 2013, JMJ elected to convert $5,842 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 16,022 (post-split) shares at an average conversion rate of $0.37 and recognized a loss on the derivative in the amount of $5,689.

During April 2013, JMJ advanced an additional $5,400 to the Company.

During June 2013, JMJ elected to convert $10,660 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 200,000 shares at conversion rate of $0.53 and recognized a loss on the derivative in the amount of $8,340.

As of the June 30, 2013, the Company fair valued the derivative liability at $19,464 and recorded a comprehensive income of $5,987 representing the change in fair value. As of June 30, 2013, the unpaid principal balance was $29,044 net of discount in the amount of $4,421. Accrued interest totaled $2,784.

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

During the six months ended June 30, 2013, the Company issued two Convertible Promissory Notes to Asher in the amounts of $37,500 and $41,500. The notes bears interest at a rate of 8% per annum, are unsecured and mature on November 1, 2013 and January 10, 2013, respectively. The notes are convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to the 10-day average trading price prior to the conversion date. The Company recorded discounts in the amount of $37,500 and $33,955, respectively, in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company has recognized a derivative liability in the amount of $30,682 and $33,955, respectively, resulting from the variable change in conversion rate in relation to the change in market price of the Company’s common stock.

During January and March 2013, the Company elected to convert $31,700 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 78,654 (post-split) shares at a conversion rate ranging from $0.36 to $0.44 and recognized a gain on the derivative in the amount of $40,724.

During April and May 2013, the Company elected to convert $13,000 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 201,842 shares at a conversion rate ranging from $0.06 to $0.11 and recognized a gain on the derivative in the amount of $28,933.

As of the June 30, 2013, the Company fair valued the derivative asset at $98,030 and recorded a comprehensive loss of $84,657 representing the change in fair value. As of June 30, 2013, the unpaid principal balance was $120,234 net of discount in the amount of $48,866. Accrued interest totaled $11,278.

Continental Equities, LLC

On September 20, 2012, The Company issued a Convertible Promissory Note to Continental Equities, LLC (“Continental”) in the amount of $35,000. The note bears interest at a rate of 8% per annum, is unsecured and matured on May 15, 2013. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 42.5% discount to the lowest three average thirty day trading prices prior to the conversion date. The Company recorded a discount in the amount of $35,000 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes. Further, the Company has recognized a derivative liability in the amount of $1,437 resulting from the variable change in conversion rate in relation to the change in market price of the Company’s common stock.

On May 20, 2013, The Company issued a Convertible Promissory Note to Continental Equities, LLC (“Continental”) in the amount of $13,000. The note bears interest at a rate of 8% per annum, is unsecured and matures on May 31, 2014. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 42.5% discount to the lowest three average thirty day trading prices prior to the conversion date. The Company recorded a discount in the amount of $13,000 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes. Further, the Company has recognized a derivative liability in the amount of $92,915 resulting from the variable change in conversion rate in relation to the change in market price of the Company’s common stock.

As of June 30, 2013, the Company fair valued the derivative asset at $19,200 and recorded a comprehensive loss of $48,069 representing the change in fair value. As of June 30, 2013, the principal balance owed to Continental totaled $36,418 net of discount of $11,582. Accrued interest totaled $2,343.

NOTE 7 – Commitments

Lease agreements

In June 2011, the Company entered into a two-year lease agreement for additional office space commencing July 1, 2011 and expiring December 31, 2013. Pursuant to the terms of the lease agreement, the monthly rate will increase to $4,175 with an additional increase at the anniversary date to $4,300. In addition, the Company has increased its security deposit to $4,836. During the six months ended June 30, 2013, the Company terminated all leases for office space.

Consulting agreements

During May 2013, the Company entered into several Business Consulting Agreements with various individual to provide consulting services at a combined total of $20,000 per month, payable in bi-monthly installment of $10,000 on the 15th and last day of the month. During June 2013, the Company issued 297,620 shares of stock to these individuals for the first bi-monthly payment and accrued the second bi-monthly payment.

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

The net change in the valuation for the six months ended June 30, 2013 was an increase in valuation of $1,213,795.

The Company has a net operating loss carryover of approximately $10,774,856 available to offset future income for income tax reporting purposes, which will expire in various years through 2031, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We had no material unrecognized income tax assets or liabilities as of June 30, 2013. Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the six months ended June 30, 2013 and 2012, there were no income tax, or related interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal or state income tax examination by tax authorities for years beginning at our inception of July 8, 2010 through current. We are not currently involved in any income tax examinations.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Level I	Level II	Level III	Fair Value
June 30, 2013
Notes payable	$—	$(209,530)	$—	$(209,530)
Convertible debt, net	—	(355,735)		(355,735)
Derivative Assets	—	82,561	—	82,561
	$—	$(482,704)	$—	$(482,704)

December 31, 2012
Notes payable	$—	$(220,998)	$—	$(220,998)
Convertible debt, net	—	(233,296)		(233,296)
Derivative Liabilities	—	(264,648)	—	(264,648)
	$—	$(710,474)	$—	$(710,474)

NOTE 10 – Shareholders’ equity

Common stock issuances

During the three months ended March 31, 2013, the Company issued a total of 94,676 (post-split) shares of common stock in connection with the conversion of $37,558 in convertible debt.

During the three months ended June 30, 2013, the Company issued a total of 3,401,842 shares of common stock in connection with the conversion of $26,660 in debt. Additionally, the Company recorded finance costs pursuant to these issuances totaling $243,000.

During the six months ended June 30, 2013, the Company issued 357,144 shares of common stock pursuant to consulting services valued at $30,000.

During May 2013, the Company issued 60,000,000 shares of common stock to the Company’s president and CEO valued at $12,000,000, of which the Company expensed $2,729,167 for the six months ended June 30, 2013.

During June 2013, the Company issued 1,961,803 shares of common stock to the Company’s former CFO in satisfaction of accrued wages totaling $7,510, a note payable – related party totaling $8,458 and accrued interest totaling $2,318. The remaining value of $60,186 was recorded as financing costs for the six months ended June 30, 2013.

Effective March 20, 2013, the Company performed a 1 for 450 reverse split of its common stock.

NOTE 11 - Subsequent events

Subsequent to June 30, 2013, the Company issued 10,609,508 shares of common stock for services valued at $406,580.

Subsequent to June 30, 2013, the Company issued 8,992,662 shares of common stock in connection with the conversion of $69,200 in debt. The Company recorded finance costs totaling $60,000 in relation to the issuance.

On July 18, 2013, the Company and its CEO entered into an Amended and Restated Employment agreement which increased the CEO’s annual salary to $250,000 per annum, payable bimonthly.

On June 27, 2013, the Company issued a Convertible Promissory Note to Asher in the amount of $22,500 which funded in July 2013. The note bears interest at a rate of 8% per annum, is unsecured and matures on March 31, 2014. The note is convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to the 10-day average trading price prior to the conversion date.

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

Products

·The	Realm - All in One PC/TV, combining the latest in PC technology with HDTV.
·The	Realm Pro – Robust all in One PC/TV geared for commercial and digital signage markets.
·Venture	MMV - Mobile Media Viewer is a new class of video eyewear offering designer styling in a sleek ergonomic design with unmatched features and performance.
·The	Vuzion – The world’s first TV with Android OS built in enabling 400,000 Android applications on a TV for the first time.

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

Results of operations for the three and six months ended June 30, 2013 and 2012, and for the period from July 8, 2010 (date of inception) through June 30, 2013.

The discussion that follows is derived from our unaudited interim balance sheets and the unaudited statements of operations and cash flows for the three and six months ended June 30, 2013 and 2012 and for the period from inception (July 8, 2010) to June 30, 2013.

Revenues, net

Prior to July 2011, we were a private development stage company with minimal operating revenues and limited access to the capital required for the execution of our business plan. Our operating revenues during the quarter ended June 30, 2013 were $0 compared to $2,350 during the quarter ended June 30, 2012. Our operating revenues during the six months ended June 30, 2013 were $6,065 compared to $6,948 during the six months ended June 30, 2012. Our inception to date revenues totaled $85,903 as of June 30, 2013.

We recognize revenue when delivery has occurred, the sales price is fixed and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. We record revenues, net of sales discounts.

Cost of Sales

Our cost of sales for the quarter ended June 30, 2013 was $0, compared to $2,317 for the quarter ended June 30, 2012. Our cost of sales for the six months ended June 30, 2013 was $1,445, compared to $5,388 for the six months ended June 30, 2012. Cost of sales includes finished goods, assembly services, and cost to deliver our product. Cost of sales has remained consistent with the previous year comparable period. As we are able to increase our revenues, we expect our cost variables to decrease due to volume discounts.

Gross Profit

During the quarter ended June 30, 2013 our gross profit was $0, compared to a gross profit for the quarter ended June 30, 2012 of $33. During the six months ended June 30, 2013 our gross profit was $4,620, compared to a gross profit for the six months ended June 30, 2012 of $1,560. Cost of our initial inventory assembly was high due to modifications in assembly techniques and testing, higher than normal freight costs, and higher raw material costs due to low volume purchasing. Freight costs were higher as a result of oversea assembly and a single port of entry. These costs will decrease as we assemble and distribute from strategically located warehouse facilities. We expect gross profits to normalize at 38% in the near-term and 40% in the long-term. Gross profit, as a percentage of sales, will also increase as we have a higher weighting of sales through direct distribution to our end customer.

Expenses

During the quarter ended June 30, 2013 we incurred $2,849,091 in operating expenses, compared to $201,942 for the quarter ended June 30, 2012. During the six months ended June 30, 2013 we incurred $2,882,264 in operating expenses, compared to $585,847 for the six months ended June 30, 2012. The increase in operating expenses for the three and six months ended June 30, 2013 compared to the same periods in 2012 was attributable primarily to stock based officer compensation issued during the quarter ended June 30, 2013 and valued at $2,729,167.

Cash salaries and wages were $12,000 for the quarter ended June 30, 2013, compared to $95,389 for the quarter ended June 30, 2012. Cash salaries and wages were $32,487 for the six months ended June 30, 2013, compared to $233,792 for the six months ended June 30, 2012. Professional fees were $25,019 for the quarter ended June 30, 2013, compared to $34,129 for the quarter ended June 30, 2012. Professional fees were $27,519 for the six months ended June 30, 2013, compared to $143,013 for the six months ended June 30, 2012. We incurred $71,000 consulting fees for the quarter ended June 30, 2013, compared to consulting fees of $25,550 for the quarter ended June 30, 2012. We incurred $71,000 consulting fees for the six months ended June 30, 2013, compared to consulting fees of $55,738 for the six months ended June 30, 2012. We expect professional fees to remain consistent for the remainder of 2013.

During the quarter ended June 30, 2013, we incurred $3,445 in travel and entertainment expenses, compared to $5,633 in travel and entertainment expenses during the quarter ended June 30, 2012. During the six months ended June 30, 2013, we incurred $3,594 in travel and entertainment expenses, compared to $38,517 in travel and entertainment expenses during the six months ended June 30, 2012. This expense is expected to increase during the remainder of the year as we continue our product marketing and business development strategies.

During the quarter ended June 30, 2013 we incurred $0 in promotional and marketing expense, compared to $2,215 in promotions and marketing during the quarter ended June 30, 2012. During the six months ended June 30, 2013 we incurred $45 in promotional and marketing expense, compared to $33,275 in promotions and marketing during the six months ended June 30, 2012. These costs include demonstration products, advertising, shipping samples to retailers and distributors, and promotion allowances for distributors and tradeshows which includes booth costs, and various other tradeshow costs. We expect this expense to increase over the remainder of the year.

Other Income and Expense

During the quarter ended June 30, 2013, we experienced a loss on the change in the value of a derivative liability in the amount of $34,846, financing costs of $306,518, interest expense of $11,275, and amortization of a beneficial conversion discount in the amount of $51,852. During the six months ended June 30, 2013, we experienced a loss on the change in the value of a derivative liability in the amount of $83,685, financing costs of $309,768, interest expense of $21,632, and amortization of a beneficial conversion discount in the amount of $175,046.

As a result of the new financing agreements entered into during the year ended December 31, 2012, we have incurred additional costs which are attributable to the terms of each agreement with respect to their variable conversion rights. Until such time the agreements are satisfied in full, we will continue to incur costs related to the valuation of these terms.

Net Loss

During the quarter ended June 30, 2013 we incurred a net loss of $3,253,582. By comparison, we incurred a net loss of $378,761 during the quarter ended June 30, 2012. During the six months ended June 30, 2013 we incurred a net loss of $3,467,985. By comparison, we incurred a net loss of $770,822 during the six months ended June 30, 2012. The increase in net loss of compared to the same periods last year is primarily attributable to stock based officer compensation issued during the quarter ended June 30, 2013 and valued at $2,729,167.

Since July 8, 2010, the inception date of Nyxio, through June 30, 2013, we have generated revenue of $85,903 and have incurred a net loss of $10,774,856. Our greatest challenges which have prohibited us from executing our business plan are as follows:

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

Our operations to date have consisted primarily of the following:

·	Enhancing product features and aesthetics
·	Negotiations to reduce product cost and enhance quality
·	Building a reliable Bill of Material for all products and sourcing from established suppliers
·	Work with technology partners such as Avnet, Intel, and AMD, with whom we have collaboration agreements, to develop new CPU list of options and board options. To date we have not entered into any Purchase Orders with these partners.
·	Develop new products with alternate revenue streams, such as gaming and cloud commerce
·	Develop clear and concise marketing, sales, and specification literature and tools

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

Liquidity and Capital Resources

As of June 30, 2013, we had cash and equivalents on hand of $74, and a working capital deficit of $1,023,977. We determined that our cash on hand and working capital were not sufficient to meet our current anticipated cash requirements. As such, we have availed ourselves of several options to obtain short term financing, as discussed below. To date, we have relied upon funds obtained through the issuance of debt and equity securities to sustain our operations. We may enter into further debt and equity agreements to fund operations and inventory requirements if management feels it is required. We anticipate our additional cash requirements to fund cost of goods sold and operations to be roughly $1.7 million dollars, at which point revenues from sales should be sufficient to fund inventory and operational expenses. Our operations to date have been primarily funded through the issuance of debt and equity securities.

Specifically, on September 30, 2011, we entered into a promissory note with Coach Capital LLC in the amount of $111,000 (the “Coach Note”). The Coach Note is unsecured, bears interest at 10% per annum and is due on demand. The holder of the Coach Note may elect to convert all or part of the indebtedness owing under the Coach Note into our securities at such rate as that being offered to investors at the time of conversion. As of June 30, 2013, the unpaid principal balance together with accrued interest totaled $135,500.

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

On February 16, 2012, we entered into a Securities Purchase Agreement with and issued a Convertible Promissory Note in the amount of $200,000, at 6% interest per annum, to ICG USA, LLC (the “ICG Note”). The ICG Note is convertible into shares of our common stock beginning nine months after the date of issuance of the ICG Note at the discretion of ICG USA, LLC. . Pursuant to the terms of the Agreement, the note is convertible at a rate equal to a 45% discount to the average of the three lowest closing trade prices in the preceding thirty trading days. During the year ended December 31, 2012, ICG elected to convert $32,743 in principal. Pursuant to the conversion rate calculation in the Agreement, we issued 13,634 (post-split) shares at an average conversion rate of $2.40 and recognized a loss on the derivative in the amount of $23,340.We have determined that the conversion feature of this note is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bi-furcated the conversion feature of the note and recorded a derivative liability. As of June 30, 2013 the value of the derivative liability was $15,205 and we recognized income on change in the value of the derivative of $121,641 for the quarter ended June 30, 2013. As of June 30, 2013, the unpaid principal and interest was $184,686

Additionally, on February 21, 2012, we entered into a securities purchase agreement (the “Purchase Agreement”) with Socius CG II, Ltd.; a Bermuda exempted company (“Socius”). Under the terms and subject to the conditions of the Purchase Agreement, we have the right, in our sole discretion, over a term of two years from the closing of the Purchase Agreement, to demand through separate tranche notices that Socius purchase up to a total of $5 million of redeemable Series A Preferred Stock. In order to effectuate a future issuance of Series A Preferred Stock, on March 22, 2012, after receiving approval of a majority of our outstanding common stock, we filed an amendment to our Articles of Incorporation to designate 1,500 shares of blank check preferred stock, and on March 26, 2012, we filed a Certificate of Designations of Preferences, Rights and Limitations to authorize the issuance of 1,100 shares of Series A Preferred Stock. In our sole discretion, we have the right to issue to Socius, subject to the terms and conditions of the Purchase Agreement, one or more tranche notices to purchase a certain dollar amount of such Series A Preferred Stock. As of the date of this Quarterly Report, we have not provided Socius with a tranche notice and no Series A Preferred Stock has been issued.

On May 7, 2012, we entered into a $275,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). Under the Note, we received $50,000 in loan proceeds with JMJ. Additional sums up to a maximum total of $275,000 may be advanced in the sole discretion of JMJ. The Note includes a 10% original issue discount and is due in 1 year. The Note does not bear interest if paid in full within 90 days. Thereafter, a one-time interest charge of 5% shall be applied to the principal sum. The Note is convertible to common stock in whole or in part at conversion price equal to the lesser of $0.06 per share or 65% of the lowest trading price in the 25 trading days prior to the conversion. We received $50,000 in initial funding under the JMJ Note. We have determined that the conversion feature of this note is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bifurcated the conversion feature of the notes and recorded a derivative liability. JMJ elected to convert $7,735 in principal into 11,666 shares of our common stock during the year ended December 31, 2012. During January and February 2013, JMJ elected to convert $5,842 in principal. Pursuant to the conversion rate calculation in the Agreement, we issued 16,022 (post-split) shares at an average conversion rate of $0.37 and recognized a loss on the derivative in the amount of $5,689. On April 24, 2013, we entered into an amendment of the Note. Under the Amendment, the 10% original issue discount was removed and replaced with a closing fee of 3% and a due diligence fee of 8% for all subsequent advances under the Note. Following the amendment to the JMJ Note, we borrowed an additional $5,400 from JMJ. During June 2013, JMJ elected to convert $10,660 in principal. Pursuant to the conversion rate calculation in the Agreement, we issued 200,000 shares at conversion rate of $0.53 and recognized a loss on the derivative in the amount of $8,340. As of the June 30, 2013, the value of the derivative liability was $19,464 we recorded a comprehensive income of $5,987 representing the change in fair value. As of June 30, 2013, the unpaid principal balance was $29,044 net of discount in the amount of $4,421. Accrued interest totaled $2,784.

In addition, we have received debt financing from Asher Enterprises, Inc. under a series of Convertible Promissory Notes. The notes, both converted and outstanding as of June 30, 2013, are as follows:

Amount	Issue date	Due date	Shares issued upon conversion	Conversion date(s)	Principal amount
$63,000	June 6, 2012	March 8, 2013			$63,000
			7,246	12/17/12	(3,000)
			7,059	12/31/12	(2,700)
			6,991	01/14/13	(2,800)
			7,029	01/16/13	(3,100)
			7,029	01/18/13	(3,100)
			16,187	03/01/13	(5,900)
			16,187	03/08/13	(5,900)
			25,231	03/15/13	(10,900)
			27,322	04/25/13	(3,000)
			174,520	05/20/13	(10,000)
					$12,600
$37,500	July 10, 2012	April 12, 2013	Variable	n/a	$37,500
$40,000	November, 13, 2012	August 15, 2013	Variable	n/a	$40,000
$37,500	January 31, 2013	November 1, 2013	Variable	n/a	$37,500
$41,500	April 11, 2013	January 16, 2014	Variable	n/a	$41,500
$22,500	June 27, 2013	March 31, 2014	Variable	n/a	$22,500

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

We have determined that the conversion feature of these notes is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bi-furcated the conversion feature and recorded a derivative in connection with these notes. As of the June 30, 2013, the value of the derivative asset was $98,030 and we recorded a comprehensive loss of $84,657 representing the change in fair value. As of June 30, 2013, the unpaid principal balance was $120,234 net of discount in the amount of $48,866. Accrued interest totaled $11,278.

On September 20, 2012, we received additional financing under a Convertible Promissory Note issued to Continental Equities, LLC (“Continental”) in the amount of $35,000. The note bears interest at a rate of 8% per annum, is unsecured and matured on May 15, 2013. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 42.5% discount to the lowest three average thirty day trading prices prior to the conversion date. In addition, we entered into a Registration Rights Agreement with Continental under which, upon demand of Continental, we must register resale of the common shares issuable upon conversion of the Note on Form S-1. In addition, Continental has “piggy-back” registration rights, which require us to include the re-sale of shares issuable upon conversion of the Note in any registration statement we may file, except for registrations on Forms S-4 or S-8.

We have determined that the conversion feature of this note is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bi-furcated the conversion feature and recorded a derivative in connection with these notes. As of June 30, 2013, the value of the derivative asset at $19,200 and we recorded a comprehensive loss of $48,069 representing the change in fair value. As of June 30, 2013, the principal balance owed to Continental totaled $36,418 net of discount of $11,582. Accrued interest totaled $2,343.

On July 8, 2010, in connection with our reverse acquisition, we assumed a Promissory Note owed by Nyxio Technologies, LLC dated March 15, 2010 and issued to Chamisa Technology, LLC (“Chamisa”). The total principal and interest owing at the time we assumed the Note was $83,627. The Note bore interest at an annual rate of twelve percent (12%). From July of 2010 through December of 2010, additional advances were made under the Note in the principal amount of $64,491. In 2011, additional advances in the amount of $18,000 were made under the Note. On April 20, 2012, a portion of the balance due under the Note in the amount of $81,595 was assigned by Chamisa to Michelle Nelson, leaving total principal and interest due to Chamisa of $120,782. On April 25, 2012, we entered into an amendment of the Note portion purchased by Ms. Nelson. Under this amendment, Ms. Nelson agreed to forgive $56,595 of the principal balance in exchange for conversion rights on the remaining balance of $25,134. In accordance with the amendment, the remaining portion of the obligation was made convertible to common stock at $0.001 per share. Over the course of 2012, Ms. Nelson and various subsequent assignees converted the Nelson portion of the Note into common stock. On May 7, 2013, Chamisa assigned the remaining portion of the Note still owing to Reign Investment Group, LLC. On May 15, 2013, we entered into an Amendment to the remaining portion of the Chamisa Note with Reign. Under the Amendment, Reign agreed to forgive $65,731.34 of the balance of the Note. This remaining balance due under the Note was made convertible to common stock at a price of $0.001 per share. In addition, we agreed to issue Reign 60,000 shares of common stock in connection with the amendment. As of June 30, 2013, the remaining balance of the Note was $133,496, including principal and interest.

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

Off Balance Sheet Arrangements

As of June 30, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Giorgio Johnson, and Chief Financial Officer, Mirjam Metcalf. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer,Giorgio Johnson.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Convertible Promissory Note issued to Asher Enterprises, Inc., dated June 27, 2013
10.2	Securities Purchase Agreement with Asher Enterprises, Inc., dated June 27, 2013
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nyxio Technologies Corporation

Date:	August 19, 2013

By: /s/ Giorgio Johnson Giorgio Johnson Title: Chief Executive Officer and Chief Financial Officer

