Form 10-Q/A
period 2013-06-30
NYXIO TECHNOLOGIES Corp
filed 2013-09-13
CIK 1373761

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

EXPLANATORY NOTE

This Amendment No.2 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of NYXIO Technologies Corporation (the “Company”) for the quarter ended June 30, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 19, 2013. The Amendment is being filed to correct the shell status of the Company. The Original Filing had the appropriate shell status indicated, however, the Amendment was inadvertently marked.

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

Nyxio Technologies Corporation

Date:	9/13/2013

By:	/s/Giorgio Johnson
Title:	Chief Executive Officer and Chief Financial Officer