Form 10-Q
period 2013-09-30
NYXIO TECHNOLOGIES Corp
filed 2013-11-19
CIK 1373761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 166,723,712 as of November 15, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012;
F-2	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and period from July 8, 2010 (Inception) to September 30, 2013 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and period from July 8, 2010 (Inception) to September 30, 2013 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements (Unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

Nyxio Technologies Corporation

(a Development Stage Company)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(UNAUDITED)
Current assets:
Cash	$1,615	$2,658
Accounts receivable	223	223
Short-term derivative asset	—	—
Due from related party	—	27,177
Total current assets	1,838	30,058
Fixed assets, net of accumulated depreciation of $25,529 and $19,685, respectively	17,940	26,121
Total assets	$19,778	$56,179
Current liabilities
Accounts payable and accrued expenses	$380,062	$455,684
Accrued interest	123,477	82,584
Notes payable	204,130	212,530
Notes payable - related party	8,458	8,458
Convertible notes payable, net of discounts of $64,638 and $150,062, respectively	368,435	233,296
Derivative liability	142,204	264,648
Total current liabilities	1,226,766	1,257,200
Shareholders (deficit)
Series A preferred stock; $0.01 par value; 1,100 shares authorized; no shares
issued and outstanding at September 30, 2013 and	—	—
December 31, 2012, respectively
Series B preferred stock; $0.01 par value; 100 shares authorized; shares
100 shares issued and outstanding as of September 30, 2013 and
December 31, 2012, respectively	1	1
Common stock; $0.001 par value; 121,212,122 shares authorized;
66,618,226 and 183,583 shares authorized and issued at September 30, 2013
and December 31, 2012, respectively	66,618	183
Common shares sold and unissued, 1,666 at September 30, 2013 and
December 31, 2012, respectively	2	2
Additional paid-in capital	19,334,313	6,326,359
Common stock payable	40,000	—
Deferred compensation	(8,020,833)	—
Other comprehensive income (loss)	156,700	(220,695)
(Deficit) accumulated during the development stage	(12,783,789)	(7,306,871)
Total shareholders' (deficit)	(1,206,988)	(1,201,021)
Total liabilities and shareholders' (deficit)	$19,778	$56,179

Nyxio Technologies Corporation

(a Development Stage Company)

Condensed Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	July 8, 2010 (Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

Revenue	$—	$17,753	$6,065	$24,701	$85,903
Cost of goods sold	—	7,059	1,445	12,447	95,629
Gross profit	—	10,694	4,620	12,254	(9,726)
Operating expenses
Consulting services	318,042	88,406	389,042	144,144	4,696,502
Depreciation	2,637	2,951	8,481	8,852	28,166
General and administrative	1,438	2,331	9,392	32,065	151,909
Professional fees	81,438	52,978	108,957	195,991	545,490
Promotional and marketing	—	4,655	45	37,930	148,296
Research and development	—	—	—	5,628	30,850
Rent expense	5,499	14,167	10,153	54,416	155,135
Salaries and wages	62,500	670	94,987	234,462	815,325
Officer compensation - stock based	1,250,000	—	3,979,167	—	3,979,167
Travel and entertainment	947	1,232	4,541	39,749	233,678
Impairment	—	—	—	—	81,480
Total operating expenses	1,722,501	167,390	4,604,765	753,237	10,865,998
Net loss from operations	(1,722,501)	(156,696)	(4,600,145)	(740,983)	(10,875,724)
Other income (expense)
Amortization of debt discounts	(44,070)	(80,502)	(219,116)	(87,174)	(466,103)
Financing costs	(7,000)	(485,136)	(316,768)	(711,937)	(1,031,875)
Interest expense	(63,657)	(10,569)	(85,289)	(36,174)	(167,076)
Interest expense - related party	(439)	(1,669)	(649)	(1,669)	(2,598)
Other income	—	—	—	1,896	1,896
Gain (loss) on derivatives	(171,266)	(83,639)	(254,951)	(12,992)	(298,904)
Gain (loss) on debt settlement	—	56,595	—	56,595	56,595
Total other income (expense)	(286,432)	(604,920)	(876,773)	(791,455)	(1,908,065)
Net loss	$(2,008,933)	$(761,616)	$(5,476,918)	$(1,532,438)	$(12,783,789)
Basic and fully diluted loss per common share	$(0.03)	$(13.85)	$(0.15)	$(15.29)
Basic and fully diluted - weighted average
common shares outstanding	74,770,313	55,005	35,969,456	100,203

Nyxio Technologies Corporation

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

			July 8, 2010
	Nine Months Ended	Nine Months Ended	(Inception) to
	September 30,	September 30,	September 30,
	2013	2012	2013

Cash flows from operating activities:
Net (loss)	$(5,476,918)	$(1,532,438)	$(12,783,789)
Adjustments to reconcile net (loss) to net
cash used by operating activities:
Depreciation	8,481	8,852	28,166
Shares and options issued for services	4,486,207	144,007	4,630,214
Shares issued for financing costs	306,770	711,817	1,017,651
Amortization of beneficial conversion	219,116	87,174	466,103
Penalty interest on default of convertible debt	51,550		51,550
(Gain) loss on derivatives	254,951	12,992	298,904
(Gain) on settlement of debt	—	(56,595)	(56,595)
Non-cash services provided by related party	—	—	38,875
Warrants issued per merger - related party	—	—	3,967,500
Impairment of operating assets	—	—	81,480
Decrease (increase) in assets:
Accounts receivable	—	(13,117)	(223)
Inventory	—	5,732	(73,593)
Prepaid expenses	—	2,736	742
Other assets	—	(661)	2,965
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(68,112)	25,277	385,923
Accrued interest	43,785	37,712	131,195
Net cash used in operating activities	(173,170)	(566,512)	(1,810,932)
Cash flows from investing activities:
Change in due from related party, net	27,177	466	15,563
Purchase of fixed assets	(300)	—	(33,244)
Net cash provided by (used in) in investing activities	26,877	466	(17,681)
Cash flows from financing activities:
Cash contributed by related party	—	—	5,984
Cash acquired through merger	—	—	45
Proceeds from notes payable	—	—	83,991
Payments on notes payable	—	—	(1,500)
Proceeds from notes payable - related party	—	24,500	35,258
Payments on notes payable - related party	—	(14,000)	(26,800)
Proceeds from convertible debt	145,250	385,500	570,750
Proceeds from the sale of common stock	—	175,000	1,162,500
Net cash provided by financing activities	145,250	571,000	1,830,228
Net increase (decrease) in cash	(1,043)	4,954	1,615
Cash, beginning of period	2,658	1,341	—
Cash, end of period	$1,615	6,295	$1,615
			—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$167

Nyxio Technologies Corporation

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – Significant Accounting Policies and Procedures

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2013, and the results of its operations and cash flows for the three months and nine months ended September 30, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“the Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to ensure the information presented is not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 21, 2012 filed with the Commission on April 22, 2013.

The accompanying consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The financial statements as of September 30, 2013 and for the nine months then ended include Nyxio Technologies Corporation (“NTC”) and its wholly owned subsidiary, Nyxio Technologies, Inc. (“NTI”). All significant inter-company transactions and balances have been eliminated. NTC and its subsidiary are collectively referred to herein as the “Company”.

Basis of presentation

The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of September 30, 2013 and December 31, 2012, respectively, there was no finished goods inventory.

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

Equipment 3-5 years

Furniture 7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of September 30, 2013 or 2012. Depreciation expense for the nine months ended September 30, 2013, and 2012 and for the period from July 8, 2010 (inception) to September 30, 2013, was $8,481, $8,852 and $28,166, respectively.

Revenue recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances. As of September 30, 2013 and 2012, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. At September 30, 2013 and December 31, 2012 the Company had 10,090 and 10,090 zero potential common shares that have been excluded from the computation of diluted net loss per share.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of September 30, 2013 and 2012 due to their short-term nature.

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. For the nine months ended September 30, 2013, and the year ended December 31, 2012, the Company determined that none of its long-term assets were impaired.

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

Advertising

The Company expenses advertising costs as incurred. The Company’s advertising expenses were $45 and $37,930 during the nine months ended September 30, 2013 and 2012, respectively, and $148,296 for the period from July 8, 2010 through September 30, 2013.

Research and development

Research and development costs are expensed as incurred. During the nine months ended September 30, 2013 and 2012 and for the period from July 8, 2010 (inception) to September 30, 2013, research and development costs were $0, $5,628 and $30,850, respectively.

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

Financial instruments which potentially subject the Company to concentrations of business risk consist principally of availability of suppliers. As of September 30, 2013, the Company was dependent on approximately two vendors for 85% of product supply.

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

For the nine months ended September 30, 2013 and 2012, and the period from July 8, 2010 (inception) to September 30, 2013, the Company recorded share-based compensation of $4,486,207, $71,507, and $8,597,714, respectively.

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

NOTE 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations and since its inception (July 8, 2010) through September 30, 2013 the Company had accumulated losses of $12,783,789 and a working capital deficit of $1,224,928. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

NOTE 3 - Accounts receivable

Accounts receivable consist of the following:

	September 30,	December 31,
	2013	2012
Trade accounts receivable	$223	$223
Due from related party	—	27,177
Less: Allowance for doubtful accounts	—	—
	$223	$27,400

As of September 30, 2013 and December 31, 2012, respectively, the Company had not established an allowance for doubtful accounts.

NOTE 4 - Property and equipment

The following is a summary of property and equipment:

	September 30,	December 31,
	2013	2012
Furniture and fixtures	$11,912	$11,612
Software	11,945	11,945
Computers and equipment	22,249	22,249
Less: accumulated depreciation	(28,166)	(19,685)
	$17,940	$26,121

Depreciation for the nine months ended September 30, 2013 and 2012 and for the period from July 8, 2010 (inception) to September 30, 2013 was $8,481, $8,852 and $28,166, respectively.

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

During the nine months ended September 30, 2013, the president and CEO donated additional services valued at $86,500, of which $41,498 has been recorded as a reduction in the officers’ receivable balance and $45,002 was recorded as accrued wages.

As of September 30, 2013 and December 31, 2012, the amounts due from the officer totaled $0 and $27,177, respectively.

Merger warrants

In connection with the Company July 5, 2011 merger activities, the Company issued a warrant to purchase up to 83,333 (post-split) shares of the Company’s common stock at an exercise price of $0.01 per share to its chief executive officer and majority shareholder. The warrant has a term of twenty-four months expiring on July 1, 2013 and is subject to performance conditions. The performance conditions allow for the warrant to be exercisable in four increments of 20,833 (post-split) shares for each $1,000,000 of cumulative realized revenue over the twenty-four month term. As of September 30, 2013, performance conditions have not been met therefore; no portion of the warrant is exercisable. On the date of grant, the estimated fair value of each warrant using the Black-Scholes model is $189 per share utilizing a strike price of $4.50, volatility of 177%, and a risk-free rate of 4.40%. The Company estimated the number of shares that would become exercisable throughout the twenty-four month term based on historical activity and pro forma projections to be 20,833 (post-split) shares resulting in an estimated fair value of $3,967,500 which has been recorded as a consulting expense in the during 2011.

Employment/Consulting commitments

On June 1, 2011, the Company entered into an Employment Agreement with its chief executive officer. The initial term of the agreement covers a three-year period commencing on June 1, 2011 and required annual compensation payment of $24,000. On January 1, 2012, the original agreement was amended to provide for an increase in annual compensation from the original $24,000 to $48,000 per year. On July 18, 2013, the Company and its CEO entered into an Amended and Restated Employment agreement which increased the CEO’s annual salary to $250,000 per annum, payable bimonthly effective July 1, 2013.

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

During May 2013, the board of directors approved the issuance of 50,000,000 to the Company’s president and CEO. The shares were valued at $10,000,000, and vest over the period of two years. The Company amortized $1,979,167 for the nine months ended September 30, 2013. Additionally, as board of directors approved the issuance of 10,000,000 shares to the Company’s president and CEO. The shares were valued at $2,000,000 and expensed for the nine months ended September 30, 2013. During September 30, 2013, the CEO returned a net 40,000,000 shares in order to provide additional authorized shares to the Company. The Company is expected to reissue the shares at a future date and has accordingly recorded a common stock payable of $40,000 for the par value of the shares.

During June 2013, the Company’s CFO resigned. On June 12, 2013, this former CFO entered into a Business Consulting Agreement to provide consulting services at a rate of $10,000 per month, payable in bi-monthly installment of $5,000 on the 15th and last day of the month. During June 2013 the Company issued 59,524 shares of common stock for the first bi-monthly payment and accrued the second bi-monthly payment. In addition, all prior payroll liabilities owing from the Company to this individual were released in exchange for 1,961,803 shares of the Company’s common stock. The stock was valued at $78,472 and satisfied $7,510 in accrued wages. The remaining value of $70,962 was recorded as additional compensation costs for the nine months ended September 30, 2013.

Note payable to a related party

During the year ended December 31, 2011, the Company’s chief financial officer paid certain liabilities totaling $10,578 on behalf of the Company. In October 2011, the Company issued a promissory note for the value of the payment which bears interest at a rate of 8% per annum and matures on September 30, 2012. On January 12, 2012, this same officer provided an additional $20,000 under the same terms, to the Company for operating expenses. As of September 30, 2013 and December 31, 2012 the note totaled $8,458 and $8,458, respectively.

NOTE 6 - Notes payable

Chamisa Technology, LLC

On July 8, 2010, the Company’s chief executive officer and majority shareholder contributed a note payable in the amount of $83,627 which originated from his previously dissolved limited liability company. The note balance represented cash advances of $81,595 and previously accrued interest of $2,032. During the period from inception (July 8, 2010) through December 31, 2010, the Company received additional advances of $64,491 and $18,000 during the year ended December 31, 2011. No formal agreement pertaining to the advances had previously been documented, however pursuant to a verbal agreement between the parties, the balance was due on demand and bears interest at a rate of 12% per annum. March 5, 2012, the Company formalized and acknowledged its liability to Chamisa Technology, LLC in the form of a promissory note. The promissory note is unsecured bears interest at a rate of 12% per annum, and matures on August 31, 2012. Pursuant to the new promissory note, the Company is required to make monthly principal and interest payments through maturity. As of September 30, 2013, the note is in default.

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

On May 1, 2013, Chamisa Technology, LLC assigned the outstanding note to above individual who further assigned portions of the debt to various entities. During the nine months ended September 30, 2013, the Company authorized the issuance of 8,400,000 shares of common stock for the conversion of $8,400 in principal. The fair value of the shares issued totaled $315,170 based on the market price of the common stock on the various dates of conversion. The difference in the fair value of the shares issued and the principal amount of debt and accrued interest converted totaled $306,770 and has been recorded as a financing costs.

As of September 30, 2013 and December 31, 2012, the unpaid principal balance together with accrued interest totaled $130,773 and $131,220, respectively.

Coach Capital LLC

On September 30, 2011, the Company issued a promissory note in the amount of $111,000 to Coach Capital, LLC. The note is unsecured, due on demand and bears interest at a rate of 10% per annum. In the event of default, the interest rate will immediately escalate to 30% per annum. As of September 30, 2013 and December 31, 2012, the unpaid principal balance together with accrued interest totaled $138,916 and $128,919, respectively.

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

As of the September 30, 2013, the Company fair valued the derivative liability at $15,205 and recorded a comprehensive income of $0 representing the change in fair value. As of September 30, 2013, the unpaid principal balance was $167,257 net of discount in the amount of $0. Accrued interest totaled $21,178.

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

During January and February 2013, JMJ elected to convert $5,842 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 16,022 (post split) shares at an average conversion rate of $0.37 and recognized a loss on the derivative in the amount of $5,689.

During April 2013, JMJ advanced an additional $5,400 to the Company.

During June 2013, JMJ elected to convert $10,660 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 200,000 shares at a conversion rate of $0.053 and recognized a loss on the derivative in the amount of $8,340.

During July 2013, JMJ elected to convert $6,500 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 325,000 shares at a conversion rate of $0.02 and recognized a loss on the derivative in the amount of $5,850.

During August 2013, JMJ elected to convert $13,000 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 2,600,000 shares at a conversion rate ranging from $0.003 to $0.01 and recognized a gain on the derivative in the amount of $650.

As of the September 30, 2013, the Company fair valued the derivative liability at $4,162 and recorded a comprehensive income of $15,302 representing the change in fair value. As of September 30, 2013, the unpaid principal balance was $13,599 net of discount in the amount of $3,056. Accrued interest totaled $1,373.

Asher Enterprises

During the year ended December 31, 2012, the Company issued three Convertible Promissory Notes to Asher Enterprises, Inc. (“Asher”) in the amount of $63,000, $37,500 and $40,000, respectively. The notes bears interest at a rate of 8% per annum, are unsecured and mature on March 8, April 12, 2013 and August 13, 2013. The Notes are convertible into common stock in whole or in part at a variable conversion price equal to a 39% discount to the 10-day average trading price prior to the conversion date. The Company recorded a discount in the amount of $117,779 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes. During the year ended December 31, 2012, Asher elected to convert $5,700 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 14,305 (post-split) shares at an average conversion rate of $2.51 and recognized a loss on the derivative in the amount of $25. During the nine months ended September 30, 2013, the Company incurred $51,550 in penalty interest on these notes due to default. The penalty interest was added to the principal of these notes.

During the nine months ended September 30, 2013, the Company issued five Convertible Promissory Notes to Asher totaling $127,250. The notes bears interest at a rate of 8% per annum, are unsecured and mature on from November 1, 2013 through June 20, 2014. The notes are convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to the 10-day average trading price prior to the conversion date. The Company recorded discounts in the amount of $110,932 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the note.

During January and March 2013, the Company elected to convert $31,700 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 78,654 (post-split) shares at a conversion rate ranging from $0.36 to $0.44 and recognized a loss on the derivative in the amount of $40,724.

During April and May 2013, the Company elected to convert $13,000 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 201,842 shares at a conversion rate ranging from $0.06 to $0.11 and recognized a loss on the derivative in the amount of $28,933.

During July and September 2013, the Company elected to convert $59,600 in principal and $2,520 in accrued interest. Pursuant to the conversion rate calculation in the Agreement, the Company issued 11,331,517 shares at a conversion rate ranging from $0.0011 to $0.0122 and recognized a loss on the derivative in the amount of $142,186.

As of the September 30, 2013, the Company fair valued the derivative liability related to these notes at $99,756 and recorded a comprehensive loss of $217,640 representing the change in fair value since June 6, 2012. As of September 30, 2013, the unpaid principal balance was $160,480, net of discount in the amount of $48,820. Accrued interest totaled $13,556.

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

During September 2013, the Company elected to convert $12,499 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 8,571,500 shares at a conversion rate ranging from $0.0009 to $0.002 and recognized a loss on the derivative in the amount of $23,880.

As of September 30, 2013, the Company fair valued the derivative asset at $38,728 and recorded a comprehensive loss of $22,427 representing the change in fair value. As of September 30, 2013, the principal balance owed to Continental totaled $27,099 net of discount of $8,402. Accrued interest totaled $3,320.

NOTE 7 – Commitments

Lease agreements

In June 2011, the Company entered into a two-year lease agreement for additional office space commencing July 1, 2011 and expiring December 31, 2013. Pursuant to the terms of the lease agreement, the monthly rate will increase to $4,175 with an additional increase at the anniversary date to $4,300. In addition, the Company has increased its security deposit to $4,836. During the nine months ended September 30, 2013, the Company terminated all leases for office space.

Consulting agreements

During May 2013, the Company entered into several Business Consulting Agreements with various individua to provide consulting services at a combined total of $20,000 per month, payable in bi-monthly installment of $10,000 on the 15th and last day of the month. During June 2013, the Company issued 357,144 shares of stock to these individuals for the first bi-monthly payment. During July and August 2013, the Company issued an additional 1,727,959 shares for the 2nd and 3rd bi-monthly payments, and accrued the remaining payments.

NOTE 8 - Income taxes

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

The net change in the valuation for the nine months ended September 30, 2013 was an increase in valuation of $1,862,152.

The Company has a net operating loss carryover of approximately $12,783,789 available to offset future income for income tax reporting purposes, which will expire in various years through 2031, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company had no material unrecognized income tax assets or liabilities as of September 30, 2013. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the nine months ended September 30, 2013 and 2012, there were no income tax, or related interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal or state income tax examination by tax authorities for years beginning at our inception of July 8, 2010 through current. We are not currently involved in any income tax examinations.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	Level I	Level II	Level III	Fair Value
September 30, 2013
Notes payable	$ -	$(212,588)	$—	$(212,588)
Convertible debt, net	-	(368,435)
Derivative Liabilities	-	(142,204)	—	(368,435)
	$ -	$(723,227)	$—	$(723,227)
December 31, 2012
Notes payable	$ -	$(220,998)	$—	$(220,998)
Convertible debt, net	-	(233,296)	(233,296)
Derivative Liabilities	-	(264,648)	—	(264,648)
	$ -	$(710,474)	$—	$(710,474)

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

During the three months ended September 30, 2013, the Company issued a total of 30,009,620 shares of common stock in connection with the conversion of $99,519 in debt, including accrued interest of $2,520. Additionally, the Company recorded finance costs pursuant to these issuances totaling $63,770.

During the nine months ended September 30, 2013, the Company issued 10,966,652 shares of common stock pursuant to consulting services valued at $436,080.

During May 2013, the Company issued 60,000,000 shares of common stock to the Company’s president and CEO valued at $12,000,000, of which the Company expensed $2,729,167 for the nine months ended September 30, 2013. Additionally, the CEO temporarily returned 40,000,000 shares to provide additional outstanding shares to the company, which was recorded as a common stock payable totaling $40,000.

During June 2013, the Company issued 1,961,803 shares of common stock to the Company’s former CFO in satisfaction of accrued wages totaling $7,510. The remaining value of $70,962 was recorded as compensation for the nine months ended September 30, 2013.

Effective March 20, 2013, the Company performed a 1 for 450 reverse split of its common stock.

NOTE 11 - Subsequent events

Subsequent to September 30, 2013, the Company issued 89,133,200 shares of common stock in connection with the conversion of $64,576 in debt.

Subsequent to September 30, 2013, the Company’s President and CEO temporarily returned an additional 10,000,000 shares of common stock.

During November 2013, the Company began the process of increasing the authorize shares of common stock to 242,424,244.

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

Achievements to Date and Recent Developments

During the latter part of 2012 and the earlier part of 2013, our management analyzed our then current position, financially, and as a whole. We discovered that our business plan and original direction and focus was not being implemented to its full potential and decided to put a plan together to reorganize and redirect our efforts. As has always been our largest challenge, we have not had the type of funding needed to secure the level of executives and support employees needed to move the company to its next stage of growth. We therefore developed a plan to retain key consultants through stock based payments and incentives. This allowed us to contract individuals with the experience we needed to move forward, secure sales, implement marketing strategies, create distribution channels and alliances, and create the partnerships we need to realize sales in our target markets. We also made decisions to engage advisors to introduce the company to healthy investment opportunities. We are pleased to announce major changes have been implemented, and we are on our way to creating a new chapter.

Reorganization and Redirection: Our CEO, Giorgio Johnson, determined that for us to capitalize on market share potential without a substantial investment or any meaningful revenues, we had to be creative to attract top notch talent. We contacted a number of industry professionals and through those contacts, we were able to contract professionals with the experience and relationships we needed to open doors and introduce our products to companies that understood the targeted positioning for our products in the market. Through consulting agreements featuring stock-based compensation which were registered on Form S-8, we were able to bring in a new head of sales, a new head of business development, a new head of operations, and a new product development and marketing manager, all directly from our industry. These experienced professionals assisted in creating a new direction for the company, as well as new relationships. One such relationship was created with a manufacturing representative firm, KMH Associates, Inc., that proved to be one of the most valuable assets we have acquired to date. KHM Associates and its President, Howard Blumberg, introduced our product line to leading retailers and distributors in the consumer electronics market in the US.

Sales and Marketing: We have recently been presented with a number of exciting opportunities at a level never offered to us before. However, we needed to make some changes in order to refocus and redefine our sales and marketing efforts. We therefore made the decision to suspend pushing our entire product line and we focused solely on our flagship product, the VioSphere. Our team readdressed the marketing approach for the product. Since the product was never really a Smart TV, but actually smarter than the common description, the VioSphere has now been coined the first “Genius TV” in the market. In the past, because the smart TV was the only product close enough to compare the VioSphere to, pricing had been a challenge for the product. Since the introduction of new all-in-one (AIO) personal computers by major brands, the market reception to the VioSphere has changed dramatically. This was due, in part, to the hiring of another manufacturing representative in Asia that has assisted us in finding a new manufacturer. The new contract manufacturer enabled Nyxio to lower the cost of the VioSphere, making the price more competitive. The VioSphere is now, in many cases, priced lower than the cost of the all-in-one computers currently in the market, and in larger sizes offering significantly more functionality. Standard sizes in the all-in-one computer range from 22 inches to 26 inches, with pricing ranging from $1,000 to $2,600. Nyxio’s VioSphere sizes range from 26 inches to 65 inches. Pricing for the 32 inch product is actually priced competitively in regard to the smaller screen sizes in the all-in-one PC category. The VioSphere, however, is still a television first, with a personal computer built inside.

The changes in pricing and marketing strategy allowed for KMH Associates to change its selling strategy. The VioSphere now has a competitive product in the market, and with better pricing and more options. Due to this, KMH Associates was able to procure our first national distribution contract, with D&H distributing, as well as attain purchase orders from D&H. Due to the contract being considered similar to consignment, and because of the offsets, we were not able to get the orders funded with purchase order loans or funding. We are still in the process of negotiations with D&H, but due to the company’s policy of not reassigning payables, we have been in the process of pursuing alternate funding options to deliver to the client. The purchase orders from D&H are in the excess of $250,000. The pursuit of funding the purchase order has been vigorous, but to date, we have not been able to fund the purchase orders.

Through the efforts of our new head of sales, we have also received a second contract for distribution with Harco Industries. We are still waiting to receive a purchase order from the company.

Through KMH Associates, we also received a purchase order from a retail store, Adorama. Through Adorama, we were offered our first ever sale/trade with an NFLTM stadium, as well as marketing deals with two NFLTM teams Although we pursued funding to fulfill the deal, we were not able to procure the funding necessary for delivery. We are still in contact with one of the NFLTM teams and, if funding is found, the team is still interested in working with us. Although the marketing deals with the two NFLTM teams were not solidified, Adorama offered us another marketing deal for the 2013/2014 NFLTM season. Associated with the deal are some branding options associated with the New York Giants. TM Through this contract, we were offered radio and print advertising, industry magazine articles, in stadium marketing at MetLifeTM stadium, as well as product commercials in New York City.

We are currently in negotiations with a number of other companies in reference to sales and distribution opportunities.

Product Development: We have been in development of a new product that we have been working on since before becoming a public company. The product is now in final stages. Our new product is our first software driven product, as well as a first of its kind in the industry. Our patent applications for the new product are in the process of being prepared by the law firm of Stites & Harbison. Details of the product will be released once our patent filings have been completed. We have also completed development of a new VioSphere model with a new color and much thinner mold, and a few other additions. Samples of the product have already started shipping. Consumers should be able to see the new VioSphere product in the fourth quarter of this year.

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

Results of operations for the three and nine months ended September 30, 2013 and 2012, and for the period from July 8, 2010 (date of inception) through September 30, 2013.

The discussion that follows is derived from our unaudited interim balance sheets and the unaudited statements of operations and cash flows for the three and nine months ended September 30, 2013 and 2012 and for the period from inception (July 8, 2010) to September 30, 2013.

Revenues, net

Prior to July 2011, we were a private development stage company with minimal operating revenues and limited access to the capital required for the execution of our business plan. Our operating revenues during the quarter ended September 30, 2013 were $0 compared to $17,753 during the quarter ended September 30, 2012. Our operating revenues during the nine months ended September 30, 2013 were $6,065 compared to $24,701 during the nine months ended September 30, 2012. Our inception to date revenues totaled $85,903 as of September 30, 2013.

We recognize revenue when delivery has occurred, the sales price is fixed and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. We record revenues, net of sales discounts.

Cost of Sales

Our cost of sales for the quarter ended September 30, 2013 was $0, compared to $7,059 for the quarter ended September 30, 2012. Our cost of sales for the nine months ended September 30, 2013 was $1,445, compared to $12,447 for the nine months ended September 30, 2012. Cost of sales includes finished goods, assembly services, and cost to deliver our product. Cost of sales has remained consistent with the previous year comparable period. As we are able to increase our revenues, we expect our cost variables to decrease due to volume discounts.

Gross Profit

During the quarter ended September 30, 2013 our gross profit was $0, compared to a gross profit for the quarter ended September 30, 2012 of $10,694. During the nine months ended September 30, 2013 our gross profit was $4,620, compared to a gross profit for the nine months ended September 30, 2012 of $12,254. Cost of our initial inventory assembly was high due to modifications in assembly techniques and testing, higher than normal freight costs, and higher raw material costs due to low volume purchasing. Freight costs were higher as a result of oversea assembly and a single port of entry. These costs will decrease as we assemble and distribute from strategically located warehouse facilities. We expect gross profits to normalize at 38% in the near-term and 40% in the long-term. Gross profit, as a percentage of sales, will also increase as we have a higher weighting of sales through direct distribution to our end customer.

Expenses

During the quarter ended September 30, 2013 we incurred $1,722,502 in operating expenses, compared to $167,390 for the quarter ended September 30, 2012. During the nine months ended September 30, 2013 we incurred $4,604,766 in operating expenses, compared to $753,237 for the nine months ended September 30, 2012. The increase in operating expenses for the three and nine months ended September 30, 2013 compared to the same periods in 2012 was attributable primarily to the value assigned to stock based officer compensation. This item totaled $3,979,167during the nine months ended September 30, 2013 and was $1,250,000 during the quarter ended September 30, 2013.

Cash salaries and wages were $62,500 for the quarter ended September 30, 2013, compared to $670 for the quarter ended September 30, 2012. Cash salaries and wages were $94,987 for the nine months ended September 30, 2013, compared to $234,462 for the nine months ended September 30, 2012. Professional fees were $81,348 for the quarter ended September 30, 2013, compared to $52,978 for the quarter ended September 30, 2012. Professional fees were $108,957 for the nine months ended September 30, 2013, compared to $195,991 for the nine months ended September 30, 2012. We incurred $318,042 consulting fees for the quarter ended September 30, 2013, compared to consulting fees of $88,406 for the quarter ended September 30, 2012. We incurred $389,042 in consulting fees for the nine months ended September 30, 2013, compared to consulting fees of $144,144 for the nine months ended September 30, 2012. We expect professional fees to remain consistent for the remainder of 2013.

During the quarter ended September 30, 2013, we incurred $947 in travel and entertainment expenses, compared to $1,232 in travel and entertainment expenses during the quarter ended September 30, 2012. During the nine months ended September 30, 2013, we incurred $4,541 in travel and entertainment expenses, compared to $39,749 in travel and entertainment expenses during the nine months ended September 30, 2012. This expense is expected to increase during the remainder of the year as we continue our product marketing and business development strategies.

During the quarter ended September 30, 2013 we incurred $0 in promotional and marketing expense, compared to $4,665 in promotions and marketing during the quarter ended September 30, 2012. During the nine months ended September 30, 2013 we incurred $45 in promotional and marketing expense, compared to $37,930 in promotions and marketing during the nine months ended September 30, 2012. These costs include demonstration products, advertising, shipping samples to retailers and distributors, and promotion allowances for distributors and tradeshows which includes booth costs, and various other tradeshow costs. We expect this expense to increase over the remainder of the year.

Other Income and Expense

During the quarter ended September 30, 2013, we experienced a loss on the change in the value of a derivative liability in the amount of $171,297, financing costs of $7,000, interest expense of $10,646, interest expense to a related party of $439, and amortization of a beneficial conversion discount in the amount of $44,070. During the nine months ended September 30, 2013, we experienced a loss on the change in the value of a derivative liability in the amount of $254,982, financing costs of $316,768, interest expense of $32,278, interest expense to a related party of $648, and amortization of a beneficial conversion discount in the amount of $219,116.

As a result of various financing agreements, we have incurred additional costs which are attributable to the terms of each agreement with respect to their variable conversion rights. Until such time the agreements are satisfied in full, we will continue to incur costs related to the valuation of these terms.

Net Loss

During the quarter ended September 30, 2013 we incurred a net loss of $1,955,954. By comparison, we incurred a net loss of $761,616 during the quarter ended September 30, 2012. During the nine months ended September 30, 2013 we incurred a net loss of $5,423,939. By comparison, we incurred a net loss of $1,532,438 during the nine months ended September 30, 2012. The increase in net loss of compared to the same periods last year is primarily attributable to stock based officer compensation issued during the nine months ended September 30, 2013 and valued at $3,979,167.

Since July 8, 2010, the inception date of Nyxio, through September 30, 2013, we have generated revenue of $85,903 and have incurred a net loss of $12,730,810. Our greatest challenges which have prohibited us from executing our business plan are as follows:

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

Liquidity and Capital Resources

As of September 30, 2013, we had cash and equivalents on hand of $1,615, and a working capital deficit of $1,152,065. We determined that our cash on hand and working capital were not sufficient to meet our current anticipated cash requirements. As such, we have availed ourselves of several options to obtain short term financing, as discussed below. To date, we have relied upon funds obtained through the issuance of debt and equity securities to sustain our operations. We may enter into further debt and equity agreements to fund operations and inventory requirements if management feels it is required. We anticipate our additional cash requirements to fund cost of goods sold and operations to be roughly $1.7 million dollars, at which point revenues from sales should be sufficient to fund inventory and operational expenses. Our operations to date have been primarily funded through the issuance of debt and equity securities.

Specifically, on September 30, 2011, we entered into a promissory note with Coach Capital LLC in the amount of $111,000 (the “Coach Note”). The Coach Note is unsecured, bears interest at 10% per annum and is due on demand. The holder of the Coach Note may elect to convert all or part of the indebtedness owing under the Coach Note into our securities at such rate as that being offered to investors at the time of conversion. As of September 30, 2013, the unpaid principal balance together with accrued interest totaled $138,916.

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

On February 16, 2012, we entered into a Securities Purchase Agreement with and issued a Convertible Promissory Note in the amount of $200,000, at 6% interest per annum, to ICG USA, LLC (the “ICG Note”). The ICG Note is convertible into shares of our common stock beginning nine months after the date of issuance of the ICG Note at the discretion of ICG USA, LLC. . Pursuant to the terms of the Agreement, the note is convertible at a rate equal to a 45% discount to the average of the three lowest closing trade prices in the preceding thirty trading days. During the year ended December 31, 2012, ICG elected to convert $32,743 in principal. Pursuant to the conversion rate calculation in the Agreement, we issued 13,634 (post-split) shares at an average conversion rate of $2.40 and recognized a loss on the derivative in the amount of $23,340.We have determined that the conversion feature of this note is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bi-furcated the conversion feature of the note and recorded a derivative liability. As of September 30, 2013 the value of the derivative liability was $15,205. As of September 30, 2013, the unpaid principal and interest was $188,435

Additionally, on February 21, 2012, we entered into a securities purchase agreement (the “Purchase Agreement”) with Socius CG II, Ltd.; a Bermuda exempted company (“Socius”). Under the terms and subject to the conditions of the Purchase Agreement, we have the right, in our sole discretion, over a term of two years from the closing of the Purchase Agreement, to demand through separate tranche notices that Socius purchase up to a total of $5 million of redeemable Series A Preferred Stock. In order to effectuate a future issuance of Series A Preferred Stock, on March 22, 2012, after receiving approval of a majority of our outstanding common stock, we filed an amendment to our Articles of Incorporation to designate 1,500 shares of blank check preferred stock, and on March 26, 2012, we filed a Certificate of Designations of Preferences, Rights and Limitations to authorize the issuance of 1,100 shares of Series A Preferred Stock. In our sole discretion, we have the right to issue to Socius, subject to the terms and conditions of the Purchase Agreement, one or more tranche notices to purchase a certain dollar amount of such Series A Preferred Stock. As of the date of this Quarterly Report, we have not provided Socius with a tranche notice and no Series A Preferred Stock has been issued.

On May 7, 2012, we entered into a $275,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). Under the Note, we received $50,000 in loan proceeds with JMJ. Additional sums up to a maximum total of $275,000 may be advanced in the sole discretion of JMJ. The Note includes a 10% original issue discount and is due in 1 year. The Note does not bear interest if paid in full within 90 days. Thereafter, a one-time interest charge of 5% shall be applied to the principal sum. The Note is convertible to common stock in whole or in part at conversion price equal to the lesser of $0.06 per share or 65% of the lowest trading price in the 25 trading days prior to the conversion. We received $50,000 in initial funding under the JMJ Note. We have determined that the conversion feature of this note is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bifurcated the conversion feature of the notes and recorded a derivative liability. JMJ elected to convert $7,735 in principal into 11,666 shares of our common stock during the year ended December 31, 2012. During January and February 2013, JMJ elected to convert $5,842 in principal. Pursuant to the conversion rate calculation in the Agreement, we issued 16,022 (post-split) shares at an average conversion rate of $0.37 and recognized a loss on the derivative in the amount of $5,689. On April 24, 2013, we entered into an amendment of the Note. Under the Amendment, the 10% original issue discount was removed and replaced with a closing fee of 3% and a due diligence fee of 8% for all subsequent advances under the Note. Following the amendment to the JMJ Note, we borrowed an additional $5,400 from JMJ. During June 2013, JMJ elected to convert $10,660 in principal. Pursuant to the conversion rate calculation in the Agreement, we issued 200,000 shares at conversion rate of $0.53 and recognized a loss on the derivative in the amount of $8,340. During July 2013, JMJ elected to convert $6,500 in principal. Pursuant to the conversion rate calculation in the Agreement, we issued 325,000 shares at conversion rate of $0.02 and recognized a loss on the derivative in the amount of $5,850. During August 2013, JMJ elected to convert $13,000 in principal. Pursuant to the conversion rate calculation in the Agreement, we issued 2,600,000 shares at conversion rate ranging from $0.003 to $0.01 and recognized a loss on the derivative in the amount of $650. As of the September 30, 2013, the value of the derivative liability was $4,162 we recorded a comprehensive income of $15,302 representing the change in fair value. As of September 30, 2013, the unpaid principal balance was $13,599 net of discount in the amount of $3,056. Accrued interest totaled $1,373.

In addition, we have received debt financing from Asher Enterprises, Inc. under a series of Convertible Promissory Notes. The notes, both converted and outstanding as of September 30, 2013, are as follows:

Amount		Issue date	Due date	Shares issued upon conversion	Conversion date(s)	Principal amount
$63,000		June 6, 2012	March 8, 2013			$63,000
				7,246	12/17/12	(3,000)
				7,059	12/31/12	(2,700)
				6,991	01/14/13	(2,800)
				7,029	01/16/13	(3,100)
				7,029	01/18/13	(3,100)
				16,187	03/01/13	(5,900)
				16,187	03/08/13	(5,900)
$12, 800	(1)				03/09/13	12,800
				25,231	03/15/13	(10,900)
				27,322	04/25/13	(3,000)
				174,520	05/20/13	(10,000)
				1,304,348	7/8/13	(12,000)
				1,304,918	7/19/13	(13,400)
						$0
$37,500		July 10, 2012	April 12, 2013			$37,500
$18,750	(1)				04/12/13	18,750
					7/19/13	(15,000)
					7/31/13	(12,000)
					7/19/13	(7,200)
						$22,050
$40,000		November, 13, 2012	August 15, 2013	Variable	n/a	$40,000
$20,000	(1)					20,000
						60,000
$37,500		January 31, 2013	November 1, 2013	Variable	n/a	$37,500
$41,500		April 11, 2013	January 16, 2014	Variable	n/a	$41,500
$22,500		June 27, 2013	March 31, 2014	Variable	n/a	$22,500
$2,500		October 16, 2013	July 18, 2014	Variable	n/a	$2,500
$22,500		November 11, 2013	August 13, 2014	Variable	n/a	$22,500

(1) Amount added to balance under default provisions of Note.

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

We have determined that the conversion feature of these notes is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bi-furcated the conversion feature and recorded a derivative in connection with these notes. As of the September 30, 2013, the value of the derivative liability was $99,756 and we recorded a comprehensive loss of $197,786 representing the change in fair value. As of September 30, 2013, the unpaid principal balance was $108,930 net of discount in the amount of $48,820. Accrued interest totaled $12,095.

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

On May 20, 2013, we issued a Convertible Promissory Note to Continental in the amount of $13,000. The note bears interest at a rate of 8% per annum, is unsecured and matures on May 31, 2014. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 42.5% discount to the lowest three average thirty day trading prices prior to the conversion date.

During September 2013, During September 2013, continental converted $12,499 in principal. Pursuant to the conversion rate calculation in the Agreement, we issued 8,571,500 shares at a conversion rate ranging from $0.0009 to $0.002 and recognized a loss on the derivative in the amount of $23,880.

We have determined that the conversion feature of these notes is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bi-furcated the conversion feature and recorded a derivative in connection with these notes. As of September 30, 2013, the value of the derivative asset at $38,728 and we recorded a comprehensive loss of $22,427 representing the change in fair value. As of September 30, 2013, the principal balance owed to Continental totaled $27,099 net of discount of $8,402. Accrued interest totaled $3,320.

On July 8, 2010, in connection with our reverse acquisition, we assumed a Promissory Note owed by Nyxio Technologies, LLC dated March 15, 2010 and issued to Chamisa Technology, LLC (“Chamisa”). The total principal and interest owing at the time we assumed the Note was $83,627. The Note bore interest at an annual rate of twelve percent (12%). From July of 2010 through December of 2010, additional advances were made under the Note in the principal amount of $64,491. In 2011, additional advances in the amount of $18,000 were made under the Note. On April 20, 2012, a portion of the balance due under the Note in the amount of $81,595 was assigned by Chamisa to Michelle Nelson, leaving total principal and interest due to Chamisa of $120,782. On April 25, 2012, we entered into an amendment of the Note portion purchased by Ms. Nelson. Under this amendment, Ms. Nelson agreed to forgive $56,595 of the principal balance in exchange for conversion rights on the remaining balance of $25,134. In accordance with the amendment, the remaining portion of the obligation was made convertible to common stock at $0.001 per share. Over the course of 2012, Ms. Nelson and various subsequent assignees converted the Nelson portion of the Note into common stock. On May 7, 2013, Chamisa assigned the remaining portion of the Note still owing to Reign Investment Group, LLC. On May 15, 2013, we entered into an Amendment to the remaining portion of the Chamisa Note with Reign. Under the Amendment, Reign agreed to forgive $65,731.34 of the balance of the Note. This remaining balance due under the Note was made convertible to common stock at a price of $0.001 per share. In addition, we agreed to issue Reign 60,000 shares of common stock in connection with the amendment. During the nine months ended September 30, 2013, we authorized the issuance of 8,400,000 shares of common stock for the conversion of $8,400 in principal. The fair value of the shares issued totaled $315,170 based on the market price of the common stock on the various dates of conversion. The difference in the fair value of the shares issued and the principal amount of debt and accrued interest converted totaled $306,770 and has been recorded as a financing costs. As of September 30, 2013, the remaining balance of the Note was $130,773, including principal and interest.

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

Off Balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Giorgio Johnson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Convertible Promissory Note issued to Asher Enterprises, Inc., dated October 16, 2013
10.2	Securities Purchase Agreement with Asher Enterprises, Inc., dated October 16, 2013
10.3	Convertible Promissory Note issued to Asher Enterprises, Inc., dated November 11, 2013
10.4	Securities Purchase Agreement with Asher Enterprises, Inc., dated November 11, 2013
10.5	Convertible Promissory Note issued to Continental Equities, LLC, dated May 20, 2013
10.6	Securities Purchase Agreement with Continental Equities, LLC, dated May 20, 2013
10.7	Non-exclusive Distributor Agreement with Harco Industries, Inc.
10.8	Supplemental Vendor Purchase Agreement with D&H Distributing Co.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nyxio Technologies Corporation

Date:	November 19, 2013

By: /s/ Giorgio Johnson Giorgio Johnson Title: Chief Executive Officer and Chief Financial Officer

