Form 10-Q/A
period 2013-09-30
NYXIO TECHNOLOGIES Corp
filed 2013-11-19
CIK 1373761

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Nyxio Technologies Corporation (the “Company”) for the quarter ended September 30, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on November 19, 2013. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

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

2

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1*	Convertible Promissory Note issued to Asher Enterprises, Inc., dated October 16, 2013
10.2*	Securities Purchase Agreement with Asher Enterprises, Inc., dated October 16, 2013
10.3*	Convertible Promissory Note issued to Asher Enterprises, Inc., dated November 11, 2013
10.4*	Securities Purchase Agreement with Asher Enterprises, Inc., dated November 11, 2013
10.5*	Convertible Promissory Note issued to Continental Equities, LLC, dated May 20, 2013
10.6*	Securities Purchase Agreement with Continental Equities, LLC, dated May 20, 2013
10.7*	Non-exclusive Distributor Agreement with Harco Industries, Inc.
10.8*	Supplemental Vendor Purchase Agreement with D&H Distributing Co.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

*Previously filed

**Provided herewith

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nyxio Technologies Corporation

Date:	November 19, 2013

By: /s/ Giorgio Johnson Giorgio Johnson Title: Chief Executive Officer and Chief Financial Officer

4