Form 10-K
period 2013-12-31
NYXIO TECHNOLOGIES Corp
filed 2014-04-15
CIK 1373761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-137160

Nyxio Technologies Corporation
(Exact name of registrant as specified in its charter)

Nevada	98-0501477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1330 S.W. 3rd Ave. Portland, Oregon	97201
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 800-398-4132
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $19,035,996 as of June 30, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 963,841,327 shares as of April 15, 2014.

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

Key Objectives

 Nyxio Technologies has identified three key objectives that will help guide Company growth for the next five years and beyond. These include:

·	Continue to determine competitive strategies, organizational management, and divisional structure for the Company’s roadmap for growth.
·	Partnerships, in product development, supply chain, and sales, leveraging established expertise in innovative and create something new.
·	Multi-channel focus, with targeted solutions for home Consumer Electronics, B2B, Digital Signage, Education Legal & Courtroom, Museums, ect.

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

Subsidiaries

Nyxio is our wholly-owned subsidiary.

Item 2. Properties

We do not currently own any real property. We formerly maintained our corporate office at 2156 NE Broadway, Portland, Oregon, 97232 pursuant to a Lease Agreement with Weston Investment Co. LLC (dba American Property Management Corp) at a cost of $4,175 per month with a lease term ending June 30, 2013. During the early part of 2013, we terminated our lease agreement. Our President and CEO, Giorgio Johnson, currently provides us with office space free of charge.

Item 3. Legal Proceedings

Subsequent to the reporting period, in February of 2013, we were sued in the Multnomah County Circuit Court of the State of Oregon by four former consultants, Joe Fijak, Steve Wiseman, Richard Walsh, and Robert Calderella (the “Fijak Litigation”). The plaintiffs in the Fijak Litigation allege that we breached consulting agreements with them by failing to pay compensation required by the agreements. The Complaint filed by the Plaintiffs seeks damages in the amount of $501,000, but management does not believe a recovery at or near that amount is likely. We contend that we complied with the terms of the agreements until such time as they were terminated by the Plaintiffs and that the Plaintiffs performed very limited services and, in some cases, no services at all. After being served with the Complaint, we removed the Fijak Litigation to the United States District Court for the District of Oregon, where it remains pending as Wiseman et al v. Nyxio Technologies Corporation et al, Case No. 3:14-cv-00420-PK. Following removal of the action to federal court, we have been engaged in active settlement discussions with the Plaintiffs. On March 25, 2014, the court stayed the proceedings for a period of ninety (90) days in order to allow the parties to continue settlement discussions.

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

Fiscal Year Ended December 31, 2012
Quarter Ended	High $	Low $
December 31, 2013	$0.0065	$0.0004
September 30, 2013	$0.0850	$0.0030
June 30, 2013	$1.0500	$0.0150
March 31, 2013	$1.4414	$0.2000

Fiscal Year Ending December 31, 2011
Quarter Ended	High $	Low $
December 31, 2012	$13.0631	$0.5405
September 30, 2012	$40.5405	$5.4054
June 30, 2012	$51.3514	$11.2613
March 31, 2012	$171.1712	$33.7838

Effective March 20, 2013, we performed a 1 for 450 reverse split of our common stock. As a result, the figures above reflect retroactively split-adjusted prices as reported by OTC Markets, Inc. On April 9, 2014, the last sales price per share of our common stock was $0.0007.

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

Holders of Our Common Stock

As of April 15, 2014, we had 963,841,327 shares of our common stock issued and outstanding, held by thirty-nine (39) shareholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended December 31, 2013 and 2012.

The discussion that follows is derived from our audited balance sheets and the audited statements of operations and cash flows for the years ended December 31, 2013 and 2012 and for the period from inception (July 8, 2010) to December 31, 2013.

Revenues, net

Our operating revenues during the year ended December 31, 2013 were $6,065 compared to $58,450 during the year ended December 31, 2012. Our inception to date revenues totaled $85,903 as of December 31, 2012.

We recognize revenue when delivery has occurred, the sales price is fixed and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. We record revenues, net of sales discounts.

Cost of Sales

Our cost of sales for the year ended December 31, 2013 was $1,445, compared to $79,863 for the year ended December 31, 2012. Cost of sales includes finished goods, assembly services, and cost to deliver our product. Cost of sales has remained consistent with the previous year comparable period. As we are able to increase our revenues, we expect our cost variables to decrease due to volume discounts.

Gross Profit

During the year ended December 31, 2013 our gross profit was $4,620 compared to a gross loss for the year ended December 31, 2012 of $21,413. Cost of our initial inventory assembly was high due to modifications in assembly techniques and testing, higher than normal freight costs, and higher raw material costs due to low volume purchasing. Freight costs were higher as a result of oversea assembly and a single port of entry. These costs will decrease as we assemble and distribute from strategically located warehouse facilities. We expect gross profits to normalize at 38% in the near-term and 40% in the long-term. Gross profit, as a percentage of sales, will also increase as we have a higher weighting of sales through direct distribution to our end customer.

Operating Expenses

During the year ended December 31, 2013 we incurred $6,131,955 in operating expenses, compared to $1,193,611 for the year ended December 31, 2012. This increase in operating expenses for December 31, 2012 compared to the same period in 2012 is a direct result of the value attributable to shares of common stock issued as compensation to officers and, to a lesser extent, shares of common stock issued as compensation to various consultants. All other expenses incurred during 2013 were substantially less than during 2012. Our highest operating expense for the year was $5,229,167 for officer compensation, which reflects this issuance of common stock. Our expenses for consulting services during the year ended December 31, 2013 were $538,009, compared to $145,032 for the year ended December 31, 2012. Professional fees were $165,143 for the year ended December 31, 2013, compared to $245,047 for the year ended December 31, 2012. Salaries and wages were $157,487 for the year ended December 31, 2013, compared to $502,995 for the year ended December 31, 2012. General and administrative expenses were $13,786 during 2013, compared to $33,702 during 2012. Rent expense was $11,469 for 2013, compared to $78,910 for 2012. We incurred $11,100 in depreciation during 2013, compared to $11,803 for 2012. Our travel and entertainment expenses during the year ended December 31, 2013 were $4,549, compared to $51,340 for the year ended December 31, 2012. Our promotional and marketing expenses for the year ended December 31, 2013 were $345, compared to $37,575 for the year ended December 31, 2012.

Other Income and Expense

During the year ended December 31, 2013, we experienced a loss on the change in the value of a derivative liability in the amount of $376,192, financing costs of $318,463, amortization of debt discounts of $270,369, interest expense of $169,006, interest expense to a related party of $877, gain on a debt settlement of $21,500, and other income of $1.

As a result of various convertible debt financing agreements entered into during the years ended December 31, 2013 and December 31, 2012, we have incurred additional costs which are attributable to the terms of each agreement with respect to their variable conversion rights. Until such time the agreements are satisfied in full, we will continue to incur costs related to the valuation of these terms.

Net Loss

During the year ended December 31, 2013 we incurred a net loss of $7,240,741. By comparison, we incurred a net loss of $2,210,995 during the year ended December 31, 2012. Since July 8, 2010, the inception date of Nyxio, through December 31, 2013, we have generated revenue of $85,903 and have incurred a net loss of $714,547,612. Our greatest challenges which have prohibited us from executing our business plan are as follows:

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

Liquidity and Capital Resources

As of December 31, 2013, we had cash and equivalents on hand of $27,082, accounts receivable of $223, and a working capital deficit of $1,711,130. We determined that our cash on hand and working capital were not sufficient to meet our current anticipated cash requirements. As such, we evaluated several options to obtain short term financing, as discussed below. While we hope to see a significant increase in revenue in the second quarter of 2014 as a result on pending product orders, we have continued to rely on funds obtained through the issuance of debt and equity securities throughout 2013. We may enter into further debt and equity agreements to fund operations and inventory requirements if management feels it is required. We anticipate our additional cash requirements to fund cost of goods sold and operations to be roughly $1.7 million dollars, at which point revenues from sales should be sufficient to fund inventory and operational expenses. Our operations to date have been primarily funded through the issuance of debt and equity securities.

Specifically, on September 30, 2011, we entered into a promissory note with Coach Capital LLC in the amount of $111,000 (the “Coach Note”). The Coach Note is unsecured, bears interest at 10% per annum and is due on demand. The holder of the Coach Note may elect to convert all or part of the indebtedness owing under the Coach Note into our securities at such rate as that being offered to investors at the time of conversion. As of December 31, 2013, the unpaid principal balance and accrued interest under the Coach Note totaled $142,418.

On February 16, 2012, we entered into a Securities Purchase Agreement with and issued a Convertible Promissory Note in the amount of $200,000, at 6% interest per annum, to ICG USA, LLC (the “ICG Note”). The ICG Note is convertible into shares of our common stock at the discretion of ICG USA, LLC. The ICG Note had an unpaid principal balance of $167,257 and accrued interest of $25,004 as of December 31, 2013. We have determined that the conversion feature of this note is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bifurcated the conversion feature of the notes and recorded a derivative liability. As of December 31, 2013 the value of the derivative liability was $285,663 and we recognized a loss on the derivative of $141,407 for the year ended December 31, 2013. During March 2014, LG Capital Funding, LLC assumed the rights to the ICG Note and issued a “Replacement Note” for the amount of $75,000. The note accrues interest at 8% per annum and matures March 11, 2014. Further, LG Capital may convert all or any amount of the principal at a rate equal to 50% of the lowest closing bid price for the five prior trading days, including the day of notice. During March 2014, LG Capital advanced an additional $37,875 to us, subject to the same terms and Maturity date as the Replacement Note.

On May 7, 2012, we entered into a $275,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). Under the Note, we received $50,000 in loan proceeds with JMJ. Additional sums up to a maximum total of $275,000 may be advanced in the sole discretion of JMJ. An additional $5,400 was advanced during April of 2013. The Note includes a 10% original issue discount and is due in 1 year. The Note does not bear interest if paid in full within 90 days. Thereafter, a one-time interest charge of 5% shall be applied to the principal sum. The Note is convertible to common stock in whole or in part at conversion price equal to the lesser of $0.06 per share or 65% of the lowest trading price in the 25 trading days prior to the conversion. Following various conversions during 2013, the balance due under the Note as of December 31, 2013 was $15,145, net of discount of $1,691, and accrued interest was $3.090. We have determined that the conversion feature of this note is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bifurcated the conversion feature of the Note and recorded a derivative liability. As of December 31, 2013 the value of the derivative liability was $9,138 and we recognized a loss on the derivative of $26,602 for the year ended December 31, 2013.

In addition, we have received debt financing from Asher Enterprises, Inc. under a series of Convertible Promissory Notes. The notes issued to Asher Enterprises, Inc., both converted and outstanding, as of December 31, 2013 were as follows:

Amount	Issue date	Due date	Shares issued upon conversion		Conversion date(s)	Principal amount
$63,000	June 6, 2012	March 8, 2013				$63,000
			7,246		12/17/12	(3,000)
			7,059		12/31/12	(2,700)
			6,991		01/14/13	(2,800)
			7,029		01/16/13	(3,100)
			7,029		01/18/13	(3,100)
			16,187		03/01/13	(5,900)
			16,187		03/08/13	(5,900)
12,800					03/09/13	12,800
			25,231		03/15/13	(10,900)
			27,322		04/25/13	(3,000)
			174,520		05/20/13	(10,000)
			1,304,348		7/8/13	(12,000)
			1,304,918	b	7/19/13	(13,400)
						$-0-

$37,500	July 10, 2012	April 12, 2013	Variable		n/a	$37,500
18,750					04/12/13	18,750
			1,229,500		7/19/13	(15,000)
			1,153,896		7/31/13	(12,000)
			6,545,455		7/19/13	(7,200)
			6,545,455		10/1/13	(7,200)
			8,505,747		10/7/13	(7,400)
			8,045,977		10/14/13	(7,000)
			4,367,089	c	10/21/13	(450)
						$-0-

$40,000	November, 13, 2012	August 15, 2013	Variable	n/a	$40,000
20,000				8/24/13	20,000
			4,166,667	10/21/13	(3,000)
			7,941,176	10/28/13	(5,400)
			8,545,455	11/1/13	(4,700)
			8,540,000	11/6/13	(4,270)
			8,542,857	11/11/13	(2,990)
			4,571,429	11/11/13	(1,600)
			16,612,903	11/22/13	(5,150)
			16,642,857	11/26/13	(4,660)
			16,551,724	12/2/13	(4,800)
			16,551,724	12/5/13	(4,800)
			16,653,846	12/16/13	(4,330)
			16,625,000	12/18/13	(3,990)
			16,625,000	12/23/13	(3,990)
			16,653,846	12/30/13	(4,330)
					$1,990

$37,500	January 31, 2013	November 1, 2013	Variable	n/a	$37,500
18,750					18,750
					$56,250

$41,500	April 11, 2013	January 16, 2014	Variable	n/a	$41,500

$22,500	June 27, 2013	March 31, 2014	Variable	n/a	$22,500

$15,750	August 20, 2013	May 20, 2014	Variable	n/a	$15,750

$10,000	September, 20, 2013	June 20, 2014	Variable	n/a	$10,000

$2,500	October 25, 2013	July 18, 2014	Variable	n/a	$2,500

$22,500	November 11, 2013	August 13, 2014	Variable	n/a	$22,500

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

We have determined that the conversion feature of these notes is not considered to be solely indexed to our own stock and is therefore not afforded equity treatment. In accordance with ASC 815, we have bifurcated the conversion feature of the notes and recorded a derivative liability. As of December 31, 2013 the value of the derivative liability was $152,723 and we recognized a loss on the derivative of $18,981 for the year ended December 31, 2013. As of December 31, 2013, the unpaid principal balance of these notes was $128,898, net of a discount of $44,092, with accrued interest of $14,630.

On September 20, 2012, we received additional financing under a Convertible Promissory Note issued to Continental Equities, LLC (“Continental”) in the amount of $35,000. The note bears interest at a rate of 8% per annum, is unsecured and matures on May 15, 2013. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 42.5% discount to the lowest three average thirty day trading prices prior to the conversion date. In addition, we entered into a Registration Rights Agreement with Continental under which, upon demand of Continental, we must register resale of the common shares issuable upon conversion of the Note on Form S-1. In addition, Continental has “piggy-back” registration rights, which require us to include the re-sale of shares issuable upon conversion of the Note in any registration statement we may file, except for registrations on Forms S-4 or S-8. On May 20, 2013, we issued an additional Convertible Promissory Note to Continental in the amount of $13,000, bearing the same terms. During December 31, 2013, Tide Pool Ventures Corporation (“Tide Pool”) purchased the remaining balance of the notes. As of December 31, 2013, the balance due to Tide Pool under the notes was $16,399 in principal, net of discount in the amount of $5,221, and accrued interest of $3,923.

On December 10, 2013, we issued a convertible promissory note to Tide Pool in the amount of $11,500. The note bears interest at a rate of 9.875% per annum, is unsecured and matures on December 31, 2014. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 30% discount to the lowest volume weighted average price of the five trading days prior to the conversion date.

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

On December 1, 2013, Chamisa assigned the remaining portion of the Note still owing to Reign Investment Group, LLC. On December 1, 2013, Reign Investment Group, LLC assigned portions of the debt to various entities. During the year ended December 31, 2013, the original assignee agreed to forgive $21,500 of the debt in exchange for immediate conversion rights at a conversion rate of $0.001. As of December 31, 2013, the Company recognized an interest expense of $43,623 from BCF related to the conversion and gain on settlement of debt of $21,500.

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

Off Balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $14,547,612 for the period from inception through December 31, 2013, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Principles of Consolidation

The financial statements as of December 31, 2013 and for the year then ended include Nyxio Technologies Corporation (“NTC”) and its wholly owned subsidiary, Nyxio Technologies, Inc. (“NTI”). All significant inter-company transactions and balances have been eliminated. NTC and its subsidiary are collectively referred to herein as the “Company”.

Revenue recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances. As of December 31, 2013 and 2012, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2013 and 2012;
F-3	Statements of Operations for the years ended December 31, 2013 and 2012;
F-4	Statement of Shareholders’ Deficit for the years ended December 31, 2013 and 2012;
F-5	Statements of Cash Flows for the years ended December 31, 2013 and 2012;
F-6	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Nyxio Technologies Corporation

We have audited the accompanying balance sheets of Nyxio Technologies Corporation as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nyxio Technologies Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

Las Vegas, Nevada

April 15, 2014

Nyxio Technologies Corporation

  ( a Development Stage Company)

  Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
Assets
Current assets:
Cash	$27,082	$2,658
Accounts receivable	223	223
Due from related party	—	27,177
Total current assets	27,305	30,058
Fixed assets, net of accumulated depreciation of $30,785 and $19,685, respectively	15,321	26,121
Total assets	$42,626	$56,179
Liabilities and shareholders' (deficit)
Current liabilities
Accounts payable and accrued expenses	$567,598	$455,684
Accrued interest	131,741	82,584
Deferred revenue	25,000	—
Notes payable	171,630	212,530
Notes payable - related party	8,458	8,458
Convertible notes payable, net of discounts of $61,842 and $150,062, respectively	328,361	233,296
Derivative liability	505,647	264,648
Total current liabilities	1,738,435	1,257,200
Shareholders' (deficit)
Series A preferred stock; $0.01 par value; 1,100 shares authorized; no shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	—	—
Series B preferred stock; $0.01 par value; 100 shares authorized; shares 100 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	1	1
Common stock; $0.001 par value; 5,000,000,000 shares authorized; 335,994,983 and 183,583 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	335,995	183
Common shares sold and unissued, 1,666 at December 31, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	19,322,140	6,326,359
Common stock payable	50,000	—
Deferred compensation	(6,770,833)	—
Other comprehensive (loss)	(85,502)	(220,695)
(Deficit) accumulated during the development stage	(14,547,612)	(7,306,871)
Total shareholders' (deficit)	(1,695,809)	(1,201,021)
Total liabilities and shareholders' (deficit)	$42,626	$56,179

See Accompanying Notes to Consolidated Financial Statements.

Nyxio Technologies Corporation

( a Development Stage Company)

Consolidated Statements of Operations

			July 8, 2010
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2013	2012	2013
Revenue	$6,065	$58,450	$85,903
Cost of goods sold	1,445	79,863	95,629
Gross profit (loss)	4,620	(21,413)	(9,726)
Operating expenses
Consulting services	538,909	145,032	4,846,369
Depreciation	11,100	11,803	30,785
General and administrative	13,786	33,702	156,303
Professional fees	165,143	245,047	601,676
Promotional and marketing	345	37,575	148,596
Research and development	—	5,727	30,850
Rent expense	11,469	78,910	156,451
Salaries and wages	157,487	502,995	877,825
Officer compensation	5,229,167	—	5,229,167
Travel and entertainment	4,549	51,340	233,686
Impairment	—	81,480	81,480
Total operating expenses	6,131,955	1,193,611	12,393,188
Net loss from operations	(6,127,335)	(1,215,024)	(12,402,914)
Other income (expense)
Amortization of debt discounts	(270,369)	(246,987)	(517,356)
Financing costs	(318,463)	(715,107)	(1,033,570)
Interest expense	(169,006)	(46,466)	(250,793)
Interest expense - related party	(877)	(1,949)	(2,826)
Other income	1	1,896	1,897
Gain (loss) on derivatives	(376,192)	(43,953)	(420,145)
Gain (loss) on debt settlement	21,500	56,595	78,095
Total other income (expense)	(1,113,406)	(995,971)	(2,144,698)
Net loss	$(7,240,741)	$(2,210,995)	$(14,547,612)
Basic and fully diluted loss per common share	$(0.09)	$(22.07)
Basic and fully diluted - weighted average common shares outstanding	81,600,853	100,203

See Accompanying Notes to Consolidated Financial Statements.

Nyxio Technologies Corporation

( a Development Stage Company)

Consolidated Statement of Shareholders' Deficit

	Preferred Stock		Common Stock		Common Shares	Additional Paid-in	Stock	Deferred	Other Comprehensive	(Deficit) Accumulated During Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Unissued	Capital	Payable	Compensation	Income (loss)	Stage	Equity
Balance July 8, 2010 (inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—
July 8, 2010 -
Founders' shares issued	—	—	—	—	—	100	—	—	—	—	100
Net (loss)	—	—	—	—	—	—	—	—	—	(103,838)	(103,838)
Balance, December 31, 2010	—	—	—	100	—	—	—	(103,838)	(103,738)
Shares issued for cash pursuant to Securities Purchase Agreement	—	—	—	—	8	987,492	—	—	—	—	987,500
Reverse merger eliminations	—	—	83,333	83	—	(131,473)	—	—	—	—	(131,390)
Warrants issued per Merger Agreement - Related party	—	—	—	—	—	3,967,500	—	—	—	—	3,967,500
Net (loss)	—	—	—	—	—	—	—	—	(4,992,038)	(4,992,038)
Balance, December 31, 2011	—	—	83,333	83	8	4,823,619	—	—	—	(5,095,876)	(272,166)
Shares issued for services	100	1	—	—	—	3,783	—	—	—	—	3,784
Shares issued for cash	—	—	3,556	4	1	174,995	—	—	—	—	175,000
Previously authorized shares issued	—	—	6,789	7	(7)	—	—	—	—	—	—
Shares and options issued for services	—	—	6,000	6	—	144,001	—	—	—	—	144,007
Shares issued for conversion of debt and financing costs	—	—	83,905	83	—	782,912	—	—	—	—	782,995
Discounts on convertible debt	—	—	—	—	—	397,049	—	—	—	—	397,049
Gain (loss) on derivative instruments	—	—	—	—	—	—	—	—	(220,695)	—	(220,695)
Net (loss)	—	—	—	—	—	—	—	—	—	(2,210,995)	(2,210,995)
Balance, December 31, 2012	100	1	183,583	183	2	6,326,359	—	—	(220,695)	(7,306,871)	(1,201,021)
Shares issued for conversion of accrued interest, debt and financing costs	—	—	282,328,524	282,329	—	306,942	—	—	—	—	589,271
Shares issued for accrued office salary and compensation	—	—	1,961,803	1,962	—	76,510	—	—	—	—	78,472
Discounts on convertible debt	—	—	—	—	—	225,772	—	—	—	—	225,772
Shares due to rounding	—	—	50	—	—	—	—	—	—	—	—
Shares to be issued for deferred compensation	—	—	—	—	—	9,950,000	50,000	(10,000,000)	—	—	—
Shares issued for services	—	—	51,521,023	51,521	—	2,436,557	—	—	—	—	2,488,078
Amortization of deferred compensation	—	—	—	—	—	—	—	3,229,167	—	—	3,229,167
Gain (loss) on derivative instruments	—	—	—	—	—	—	—	—	135,193	—	135,193
Net (loss)	—	—	—	—	—	—	—	—	—	(7,240,741)	(7,240,741)
Balance, December 31, 2013	100	$1	335,994,983	$335,995	$2	$19,322,140	$50,000	$(6,770,833)	$(85,502)	$(14,547,612)	$(1,695,809)

See Accompanying Notes to Consolidated Financial Statements.

Nyxio Technologies Corporation

( a Development Stage Company)

Consolidated Statements of Cash Flows

			July 8, 2010
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2013	2012	2013
Cash flows from operating activities:
Net (loss)	$(7,240,741)	$(2,210,995)	$(14,547,612)
Adjustments to reconcile net (loss) to net
cash used by operating activities:
Depreciation	11,100	11,803	30,785
Shares and options issued for services	5,788,207	144,007	5,932,214
Shares issued for financing costs	317,463	710,881	1,028,344
Amortization of beneficial conversion	313,992	246,987	560,979
Penalty interest on default of convertible debt	70,300	—	70,300
(Gain) loss on derivatives	376,192	43,953	420,145
(Gain) on settlement of debt	(21,500)	(56,595)	(78,095)
Non-cash services provided by related party	—	—	38,875
Warrants issued per merger - related party	—	—	3,967,500
Impairment of operating assets	—	81,480	81,480
Decrease (increase) in assets:
Accounts receivable	—	163	(223)
Inventory	—	72,973	(73,593)
Prepaid expenses	—	19,236	742
Other assets	—	4,178	2,965
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	119,424	283,212	573,459
Accrued interest	56,360	56,173	144,770
Deferred revenue	25,000	—	25,000
Net cash used in operating activities	(184,203)	(592,544)	(1,821,965)
Cash flows from investing activities:
Change in due from related party, net	27,177	(4,339)	15,563
Purchase of fixed assets	(300)	—	(33,244)
Net cash provided by (used in) investing activities	26,877	(4,339)	(17,681)
Cash flows from financing activities:
Cash contributed by related party	—	—	5,984
Cash acquired through merger	—	—	45
Proceeds from notes payable	—	—	83,991
Payments on notes payable	—	—	(1,500)
Proceeds from notes payable - related party	—	24,500	35,258
Payments on notes payable - related party	—	(26,800)	(26,800)
Proceeds from convertible debt	181,750	425,500	607,250
Proceeds from the sale of common stock	—	175,000	1,162,500
Net cash provided by financing activities	181,750	598,200	1,866,728
Net increase (decrease) in cash	24,424	1,317	27,082
Cash, beginning of period	2,658	1,341	—
Cash, end of period	$27,082	2,658	$27,082
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$167

See Accompanying Notes to Consolidated Financial Statements.

Nyxio Technologies Corporation

(a Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 – Significant Accounting Policies and Procedures

Organization

Nyxio Technologies Corporation (“the Company”) was incorporated under the name of Drayton Harbor Resources, Inc., in the State of Nevada on June 8, 2006. On January 22, 2009, the Company changes its name to LED Power Group, Inc. (“LED”) as a result of its Agreement and Plan of Merger with LED Power Group, Inc. a Nevada corporation (“LPI”). On June 14, 2011, the Company changed its name to Nyxio Technologies Corporation (“NTC”) in anticipation of the acquisition of Nyxio Technologies, Inc. (“NTI”). On July 5, 2011, NTI merged with NTC whereby NTC represents the legal acquirer and NTI the accounting acquirer. Pursuant to Accounting Stands Codification Topic 840, the transaction was treated as a reverse acquisition. As such, in the presentation of the consolidated financial statements, the historical activity of NTI has come forward with an adjustment to equity to carry forward the historical equity of NTC. Pursuant to the merger agreement, NTC issued 22,500,000 shares of its common stock in exchange for 100% of the outstanding shares of NTI which were 100. Upon closing of the reverse acquisition, the Company is now listed on the Over-the-Counter Bulletin Board under the symbol NYXO.

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

Principles of Consolidation

The financial statements as of December 31, 2013 and for the year then ended include Nyxio Technologies Corporation (“NTC”) and its wholly owned subsidiary, Nyxio Technologies, Inc. (“NTI”). All significant inter-company transactions and balances have been eliminated. NTC and its subsidiary are coll0ectively referred to herein as the “Company”.

Basis of presentation

The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, the Company had no cash equivalents.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of December 31, 2013 and 2012, respectively, there was no finished goods inventory.

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

Equipment 3-5 years

Furniture 7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of December 31, 2013 or 2012. Depreciation expense for the years ended December 31, 2013 and 2012 and for the period from July 8, 2010 (inception) to December 31, 2013, was $11,100, $8,852 and $30,785, respectively.

Revenue recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances. As of December 31, 2013 and 2012, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. At December 31, 2013 and 2012 the Company had 10,090 and 10,090 potential common shares that have been excluded from the computation of diluted net loss per share.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 2013 and 2012 due to their short-term nature.

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. For the year ended December 31, 2013 and 2012, the Company determined that none of its long-term assets were impaired.

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

Advertising

The Company expenses advertising costs as incurred. The Company’s advertising expenses were $345 and $37,575 during the years ended December 31, 2013 and 2012, respectively, and $105,316 for the period from July 8, 2010 through December 31, 2013.

Research and development

Research and development costs are expensed as incurred. During the years ended December 31, 2013 and 2012, and for the period from July 8, 2010 (inception) to December 31, 2013, research and development costs were $0, $5,628 and $30,850, respectively.

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

Financial instruments which potentially subject the Company to concentrations of business risk consist principally of availability of suppliers. As of December 31, 2013, the Company was dependent on approximately two vendors for 85% of product supply.

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

For the years ended December 31, 2013 and 2012, and the period from July 8, 2010 (inception) to December 31, 2013, the Company recorded share-based compensation of $5,788,207, $144,007, and $9,899,714, respectively.

Recent accounting pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

NOTE 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations and since its inception (July 8, 2010) through December 31, 2013 the Company had accumulated losses of $14,547,612 and a working capital deficit of $1,711,130. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

NOTE 3 - Accounts receivable

Accounts receivable consist of the following:

	December 31,	December 31,
	2013	2012
Trade accounts receivable	$223	$223
Due from related party	—	27,177
Less: Allowance for doubtful accounts	—	—
	$223	$27,400

As of December 31, 2013 and 2012, respectively, the Company had not established an allowance for doubtful accounts.

NOTE 4 - Property and equipment

The following is a summary of property and equipment:

	December 31,	December 31,
	2013	2012
Furniture and fixtures	$11,912	$11,612
Software	11,945	11,945
Computers and equipment	22,249	22,249
Less: accumulated depreciation	(30,785)	(19,685)
	$15,321	$26,121

Depreciation for the years ended December 31, 2013 and 2012 and for the period from July 8, 2010 (inception) to December 31, 2013 was $11,100, $11,803 and $30,785, respectively.

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

During the year ended December 31, 2013, the president and CEO donated additional services valued at $149,000, of which $53,399 has been recorded as a reduction in the officers’ receivable balance and $95,601 was recorded as accrued wages.

As of December 31, 2013 and 2012, the amounts due from the officer totaled $0 and $27,177, respectively.

Merger warrants

In connection with the Company July 5, 2011 merger activities, the Company issued a warrant to purchase up to 83,333 (post-split) shares of the Company’s common stock at an exercise price of $0.01 per share to its chief executive officer and majority shareholder. The warrant has a term of twenty-four months expiring on July 1, 2013 and is subject to performance conditions. The performance conditions allow for the warrant to be exercisable in four increments of 20,833 (post-split) shares for each $1,000,000 of cumulative realized revenue over the twenty-four month term. As of December 31, 2013, performance conditions have not been met therefore; no portion of the warrant is exercisable. On the date of grant, the estimated fair value of each warrant using the Black-Scholes model is $189 per share utilizing a strike price of $4.50, volatility of 177%, and a risk-free rate of 4.40%. The Company estimated the number of shares that would become exercisable throughout the twenty-four month term based on historical activity and pro forma projections to be 20,833 (post-split) shares resulting in an estimated fair value of $3,967,500 which has been recorded as a consulting expense during 2011.

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

During May 2013, the board of directors approved the issuance of 50,000,000 to the Company’s president and CEO. The shares were valued at $10,000,000, and vest over the period of two years. The Company amortized $3,229,167 for the year ended December 31, 2013. Additionally, as board of directors approved the issuance of 10,000,000 shares to the Company’s president and CEO. The shares were valued at $2,000,000 and expensed for the year ended December 31, 2013. During December 31, 2013, the CEO returned a net 50,000,000 shares in order to provide additional authorized shares to the Company. The Company is expected to reissue the shares at a future date and has accordingly recorded a common stock payable of $50,000 for the par value of the shares.

During June 2013, the Company’s CFO resigned. On June 12, 2013, this former CFO entered into a Business Consulting Agreement to provide consulting services at a rate of $10,000 per month, payable in bi-monthly installment of $5,000 on the 15th and last day of the month for the term of one year. During the year ended December 31, 2013 the Company issued 25,391,606 shares of common valued at $60,000 for the first six months of the agreement and accrued another $10,000. In addition, all prior payroll liabilities owing from the Company to this individual were released in exchange for 1,961,803 shares of the Company’s common stock. The stock was valued at $78,472 and satisfied $7,510 in accrued wages. The remaining value of $70,962 was recorded as additional compensation costs for the year ended December 31, 2013.

Note payable to a related party

During the year ended December 31, 2011, the Company’s chief financial officer paid certain liabilities totaling $10,578 on behalf of the Company. In October 2011, the Company issued a promissory note for the value of the payment which bears interest at a rate of 8% per annum and matures on September 30, 2012. On January 12, 2012, this same officer provided an additional $20,000 under the same terms, to the Company for operating expenses. As of December 31, 2013 and 2012 the note totaled $8,458 and $8,458, respectively.

NOTE 6 - Notes payable

Chamisa Technology, LLC

On July 8, 2010, the Company’s chief executive officer and majority shareholder contributed a note payable in the amount of $83,627 which originated from his previously dissolved limited liability company. The note balance represented cash advances of $81,595 and previously accrued interest of $2,032. During the period from inception (July 8, 2010) through December 31, 2010, the Company received additional advances of $64,491 and $18,000 during the year ended December 31, 2011. No formal agreement pertaining to the advances had previously been documented, however pursuant to a verbal agreement between the parties, the balance was due on demand and bears interest at a rate of 12% per annum. March 5, 2012, the Company formalized and acknowledged its liability to Chamisa Technology, LLC in the form of a promissory note. The promissory note is unsecured bears interest at a rate of 12% per annum, and matures on August 31, 2012. Pursuant to the new promissory note, the Company is required to make monthly principal and interest payments through maturity. As of December 31, 2013, the note is in default.

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

On December 1, 2013, Chamisa Technology, LLC assigned $65,123 of the note to Reign Investment Group, LLC who further assigned portions of the debt to various entities. During the year ended December 31, 2013, the original assignee agreed to forgive $21,500 of the debt in exchange for immediate conversion rights at a conversion rate of $0.001. As of December 31, 2013, the Company recognized an interest expense of $43,623 from BCF related to the conversion and gain on settlement of debt of $21,500.

As of December 31, 2013 and 2012, the unpaid principal balance together with accrued interest totaled $100,606 and $131,220, respectively. The Company is still negotiating additional terms as it relates to this note.

Coach Capital LLC

On September 30, 2011, the Company issued a promissory note in the amount of $111,000 to Coach Capital, LLC. The note is unsecured, due on demand and bears interest at a rate of 10% per annum. In the event of default, the interest rate will immediately escalate to 30% per annum. As of December 31, 2013 and 2012, the unpaid principal balance together with accrued interest totaled $142,418 and $128,919, respectively.

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

As of the December 31, 2013, the Company fair valued the derivative liability at $285,663 and recorded a comprehensive loss of $141,407 representing the change in fair value. As of December 31, 2013, the unpaid principal balance was $167,257 net of discount in the amount of $0. Accrued interest totaled $25,004.

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

During January and February 2013, JMJ elected to convert $5,858 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 16,022 (post-split) shares at an average conversion rate of $0.37 and recognized a loss on the derivative in the amount of $5,689.

During April 2013, JMJ advanced an additional $5,400 to the Company.

During June 2013, JMJ elected to convert $5,330 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 100,000 shares at a conversion rate of $0.053 and recognized a loss on the derivative in the amount of $3,670.

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

During October 2013, JMJ elected to convert $3,575 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 5,500,000 shares at a conversion rate of $0.00065 and recognized a loss on the derivative in the amount of $3,025.

During November 2013, JMJ elected to convert $1,885 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 5,800,000 shares at a conversion rate of $0.000325 and recognized a loss on the derivative in the amount of $2,175.

As of the December 31, 2013, the Company fair valued the derivative liability at $9,138 and recorded a comprehensive loss of $26,602 representing the change in fair value. As of December 31, 2013, the unpaid principal balance was $15,145 net of discount in the amount of $1,691. Accrued interest totaled $3,090.

Asher Enterprises

During the year ended December 31, 2012, the Company issued three Convertible Promissory Notes to Asher Enterprises, Inc. (“Asher”) in the amount of $63,000, $37,500 and $40,000, respectively. The notes bears interest at a rate of 8% per annum, are unsecured and mature on March 8, April 12, 2013 and August 13, 2013. The Notes are convertible into common stock in whole or in part at a variable conversion price equal to a 39% discount to the 10-day average trading price prior to the conversion date. The Company recorded a discount in the amount of $117,779 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes. During the year ended December 31, 2012, Asher elected to convert $5,700 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 14,305 (post-split) shares at an average conversion rate of $2.51 and recognized a loss on the derivative in the amount of $25. During the year ended December 31, 2013, the Company incurred $51,550 in penalty interest on these notes due to default. The penalty interest was added to the principal of these notes.

During the year ended December 31, 2013, the Company issued seven Convertible Promissory Notes to Asher totaling $152,250. The notes bears interest at a rate of 8% per annum, are unsecured and mature on from November 1, 2013 through June 20, 2014. The notes are convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to the average of the lowest 3 trading prices in the 10-day trading period prior to the conversion date. The Company recorded discounts in the amount of $131,387 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the note.

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

During October 2013, the Company elected to convert $30,450 in principal and $3,000 in accrued interest. Pursuant to the conversion rate calculation in the Agreement, the Company issued 35,774,642 shares at a conversion rate ranging from $0.00068 to $0.00087 and recognized a loss on the derivative in the amount of $28,997.

During November 2013, the Company elected to convert $23,370 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 63,455,501 shares at a conversion rate ranging from $0.00028 to $0.00055 and recognized a loss on the derivative in the amount of $26,034.

During December 2013, the Company elected to convert $26,240 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 99,661,141 shares at a conversion rate ranging from $0.00024 to $0.00029 and recognized a loss on the derivative in the amount of $55,154.

As of the December 31, 2013, the Company fair valued the derivative liability related to these notes at $152,723 and recorded a comprehensive loss of $18,981 representing the change in fair value. As of December 31, 2013, the unpaid principal balance was $128,898, net of discount in the amount of $44,092. Accrued interest totaled $14,630.

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

During October 2013, the Company elected to convert $7,136 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 10,137,806 shares at a conversion rate ranging from $0.0007 to $0.0008 and recognized a loss on the derivative in the amount of $7,885.

During November 2013, the Company elected to convert $6,745 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 13,695,814 shares at a conversion rate ranging from $0.0004 to $0.0006 and recognized a loss on the derivative in the amount of $2,640.

During December 2013, Tide Pool Ventures Corporation (“Tide Pool”) purchased the remaining balance of the note.

As of December 31, 2013, the Company fair valued the derivative asset at $34,380 and recorded a comprehensive loss of $2,773 representing the change in fair value. As of December 31, 2013, the principal balance owed to Tide Pool totaled $16,399 net of discount of $5,221. Accrued interest totaled $3,923.

Tide Pool Ventures Corporation

On December 10, 2013, the Company issued a Convertible Promissory Note to Tide Pool in the amount of $11,500. The note bears interest at a rate of 9.875% per annum, is unsecured and matures on December 31, 2014. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 30% discount to the lowest volume weighted average price of the five trading days prior to the conversion date. The Company recorded a discount in the amount of $11,500 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes. Further, the Company has recognized a derivative liability in the amount of $4,929 resulting from the variable change in conversion rate in relation to the change in market price of the Company’s common stock.

NOTE 7 – Commitments

Lease agreements

In June 2011, the Company entered into a two-year lease agreement for additional office space commencing July 1, 2011 and expiring December 31, 2013. Pursuant to the terms of the lease agreement, the monthly rate will increase to $4,175 with an additional increase at the anniversary date to $4,300. In addition, the Company has increased its security deposit to $4,836. During the year ended December 31, 2013, the Company terminated all leases for office space.

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
Effective tax rate

The net change in the valuation for the year ended December 31, 2013 was an increase in valuation of $2,454,330.

The Company has a net operating loss carryover of approximately $14,525,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2031, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company had no material unrecognized income tax assets or liabilities as of December 31, 2013. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended December 31, 2013 and 2012, there were no income tax, or related interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal or state income tax examination by tax authorities for years beginning at our inception of July 8, 2010 through current. We are not currently involved in any income tax examinations.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	Level I	Level II	Level III	Fair Value
December 31, 2013
Notes payable	$—	$(180,088)	$—	$(180,088)
Convertible debt, net	—	(328,361)	—	(328,361)
Derivative Liabilities	—	(505,647)	—	(505,647)
	$—	$(1,014,096)	$—	$(1,014,096)
December 31, 2012
Notes payable	$—	$(220,998)	$—	$(220,998)
Convertible debt, net	—	(233,296)	—	(233,296)
Derivative Liabilities	—	(264,648)	—	(264,648)
	$—	$(710,474)	$—	$(710,474)

NOTE 10 – Shareholders’ equity

Common stock issuances

During the three months ended March 31, 2013, the Company issued a total of 94,676 (post-split) shares of common stock in connection with the conversion of $37,558 in convertible debt.

During the three months ended June 30, 2013, the Company issued a total of 3,301,842 shares of common stock in connection with the conversion of $21,330 in debt. Additionally, the Company recorded finance costs pursuant to these issuances totaling $243,000.

During the three months ended September 30, 2013, the Company issued a total of 30,009,620 shares of common stock in connection with the conversion of $99,519 in debt, including accrued interest of $2,520. Additionally, the Company recorded finance costs pursuant to these issuances totaling $63,770.

During the three months ended December 31, 2013, the Company issued a total of 248,822,386 shares of common stock in connection with the conversion of $113,401 in debt, including accrued interest of $3,000. Additionally, the Company recorded finance costs pursuant to these issuances totaling $10,693.

During the year ended December 31, 2013, the Company issued 41,521,023 shares of common stock pursuant to consulting services valued at $488,080.

During June 2013, the Company incorrectly issued 100,000 shares and is expecting their return.

During May 2013, the Company issued 60,000,000 shares of common stock to the Company’s president and CEO valued at $12,000,000, of which the Company expensed $2,729,167 for the year ended December 31, 2013. Additionally, the CEO temporarily returned 50,000,000 shares to provide additional outstanding shares to the company, which was recorded as a common stock payable totaling $50,000.

During June 2013, the Company issued 1,961,803 shares of common stock to the Company’s former CFO in satisfaction of accrued wages totaling $7,510. The remaining value of $70,962 was recorded as compensation for the year ended December 31, 2013.

Effective March 20, 2013, the Company performed a 1 for 450 reverse split of its common stock.

Effective December 9, 2013, the Company amended its articles to increase the authorized shares to 1,000,000,000.

Effective March 21, 2014 the Company amended its articles to increase the authorized shares to 5,000,000,000.

NOTE 11 - Subsequent events

During March 2014, LG Capital Funding, LLC assumed the rights to the ICG, USA LLC note and issued a “Replacement Note” for the amount of $75,000. The note accrues interest at 8% per annum and matures March 11, 2014. Further, LG Capital may convert all or any amount of the principal at a rate equal to 50% of the lowest closing bid price for the five prior trading days, including the day of notice. During March 2014, LG Capital advanced an additional $37,875 to the Company, subject to the same terms and Maturity date as the Replacement Note.

Subsequent to December 31, 2013  , the Company issued 584,224,122 shares of common stock in connection with the conversion of $153,273 in debt, including accrued interest of $2,900.

Effective March 21, 2014 the Company amended its articles to increase the authorized shares to 5,000,000,000.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2013.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of April 15, 2013.

Name	Age	Position(s) and Office(s) Held
Giorgio Johnson	47	Director, Chief Executive Officer, Chief Financial Officer & President
David Dabau	54	Director, Chief Operating Officer

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Giorgio Johnson, Director, Chief Executive Officer, Chief Financial Officer & President

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

We have entered into an employment agreement with Giorgio Johnson as follows:

Agreement with Giorgio Johnson for Services as Chief Executive Officer

On June 1, 2011, we entered into an employment agreement with Giorgio Johnson, our Chief Executive Officer. Mr. Johnson’s employment agreement is at-will, and as such, it can be terminated at any time by either party with or without cause and with or without notice. Mr. Johnson’s employment agreement provides for annual compensation of $24,000, payable bi-monthly. Effective January 1, 2012, Mr. Johnson’s annual compensation was increased to $48,000, payable bi-monthly. On July 16, 2013, our board of directors approved our entry into an Amended and Restated Employment Agreement (the “Agreement”) with Mr. Johnson. The Agreement, which is effective beginning July 1, 2013, provides for an increase in Mr. Johnson’s annual compensation from $48,000 per year to $250,000. The purpose of this increase is to provide for compensation commensurate with both the position of chief executive officer and the compensation allocated to our other employees and independent contractors performing executive duties. Either party to the Agreement can terminate the employment relationship at any time, with or without cause, and with or without notice.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Giorgio Johnson, Director, President, CEO, and CFO	2013 2012	149,000 48,000	—	5,645,833 —	11,237	3,784	—	—	$5,794,833 63,021
Mirjam Metcalf, former Director, Chief Financial Officer, Treasurer and Secretary	2013 2012	7,510 30,041	—	70,692 —	11,237	—	—	—	$78,472 41,278
David Dabau, Director and Chief Operating Officer	2013 2012	26,254	—	—	11,237	—	—	—	$38,945

Narrative Disclosure to the Summary Compensation Table

During the year ended December 31, 2013 we paid our executives cash compensation in the formal of salaries and wages a total of $156,510 as indicated above.

During May of 2013, our board of directors approved a restricted incentive issuance of 50,000,000 shares to our president and CEO, Giorgio Johnson. The shares were valued at $10,000,000, and vest over the period of two years. We amortized $3,229,167 for the year ended December 31, 2013. Additionally, our board of directors approved an issuance of an additional 10,000,000 shares to Mr. Johnson. These shares were valued at $2,000,000 and expensed for the year ended December 31, 2013. During December 31, 2013, Mr. Johnson returned a net 50,000,000 shares in order to provide us with additional authorized shares. We are expected to reissue the shares at a future date and have accordingly recorded a common stock payable of $50,000 for the par value of the shares.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Giorgio Johnson, Director, President, CEO, and CFO	278	—	833	4.50	06/13/2022	—	—	—	—
David Dabau, Chief Operating Officer	278	—	833	4.50	06/13/2022	—	—	—	—

Director Compensation

The table below summarizes all compensation of our directors during the fiscal year ended December 31, 2013.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Giorgio Johnson	—	—	—	—	—	—	—
Mirjam Metcalf, former director	—	—	—	—	—	—	—
David Dabau	—	—	—	—	—	—	—

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors specifically for their service as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 963,841,327 shares common stock issued and outstanding as of April 10, 2014 and 100 shares of Class B Convertible Preferred Stock issued and outstanding as of April 10, 2014.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Current Executive Officers & Directors:
Common Stock	Giorgio Johnson c/o Nyxio Technologies Corporation 2156 NE Broadway Portland, OR 97232	10,041,527 shares(2)	1.04%
Common Stock	David Dabau c/o Nyxio Technologies Corporation 2156 NE Broadway Portland, OR 97232	2,000,000 shares	0.21%
Common Stock Total of All Current Directors and Officers:		12,041,527	1.25%
Class B Convertible Preferred Stock	Giorgio Johnson c/o Nyxio Technologies Corporation 2156 NE Broadway Portland, OR 97232	100 shares	100%
Class B Convertible Preferred Stock	David Dabau c/o Nyxio Technologies Corporation 2156 NE Broadway Portland, OR 97232	0 shares	0%
Class B Convertible Preferred Stock Total of All Current Directors and Officers:		100 shares	100%
More than 5% Beneficial Owners
Common Stock	None
Class B Convertible Preferred Stock	None

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2)	Includes 41,427 shares of common stock and 100 shares of Class B Convertible Preferred Stock, which are convertible at the option of the holder into 100 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On July 5, 2011, we entered into the Exchange Agreement. As a result of the Share Exchange Transaction, the Nyxio Shareholders received an aggregate of 50,000 (post-split) shares of our common stock and Mr. Johnson received a warrant to purchase up to 83,333 (post-split) shares of our common stock at $4.50 per share, in exchange for 100% of the issued and outstanding capital stock of Nyxio representing approximately 60% of our 85,285 (post-split) issued and outstanding shares of common stock as at that date. Mr. Giorgio Johnson was the Chief Executive Officer, a director and a shareholder of Nyxio prior to the Closing of the Share Exchange Transaction. Mr. Johnson is also our President, Chief Executive Officer and a director of the Company. Accordingly, the Share Exchange Transaction was a related party transaction. Mr. Johnson was the recipient of 42,500 (post-split) shares of our common stock and warrants to purchase 83,333 (post-split) shares of common stock issued in accordance with the Share Exchange Transaction. Furthermore, our former CFO, Mirjam Metcalf was the Vice President of Finance of Nyxio and, as a result of the Closing of the Share Exchange Transaction, was appointed the Chief Financial Officer, Secretary and Treasurer of the Company at that time.

On June 1, 2011, we entered into an employment agreement with Giorgio Johnson, our Chief Executive Officer. Mr. Johnson’s employment agreement is at-will, and as such, it can be terminated at any time by either party with or without cause and with or without notice. Mr. Johnson’s employment agreement provides for annual compensation of $24,000, payable bi-monthly. Effective January 1, 2012, Mr. Johnson’s annual compensation was increased to $48,000, payable bi-monthly. On July 16, 2013, our board of directors approved our entry into an Amended and Restated Employment Agreement (the “Agreement”) with Mr. Johnson. The Agreement, which is effective beginning July 1, 2013, provides for an increase in Mr. Johnson’s annual compensation from $48,000 per year to $250,000.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$33,500	—	—	—
2012	$71,500	—	—	—

Item 15.   Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1(a)	Articles of Incorporation (Incorporated herein by reference to our Quarterly Report on Form 10-Q filed on August 15, 2011).
3.1(b)	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on March 26, 2012).
3.1(c)	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed on March 26, 2012).
3.1(d)	Certificate of Designation of Preferences, Rights and Limitations of Class B Convertible Preferred Stock (Incorporated by reference to our Annual Report on Form 10-K filed April 22, 2013).
3.1(e)	1st Amended Certificate of Designation of Class B Convertible Preferred Stock (Incorporated by reference to Current Report on Form 8-K filed February 20, 2013).
3.2	Amended & Restated Bylaws (Incorporated herein by reference to our Definitive Information Statement on Schedule 14C filed on August 23, 2011).
10.1	Technology License and Services Agreement by and between Nyxio Technologies Corporation and BlueStack Systems, Inc., dated August 18, 2011 (Incorporated herein by reference to our Current Report on Form 8-K filed on August 31, 2011).
10.2	Amended and Restated Employment Agreement by and between Nyxio Technologies Corporation and Giorgio Johnson, dated July 1, 2013 (Incorporated herein by reference to our Current Report on Form 8-K filed on July 18, 2013).
10.3*	8% Convertible Redeemable Note ($75,000 Replacement Note) with LG Capital Funding, LLC
10.4*	8% Convertible Redeemable Note ($37,875) with LG Capital Funding, LLC
10.5	Promissory Note – JMJ Financial. (Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 21, 2012).
10.6	Amendment to Promissory Note with JMJ Financial (Incorporated by reference to Quarterly Report on Form 10-Q filed May 20, 2013).
10.7	Convertible Promissory Note issued to Asher Enterprises, Inc., dated January 31, 2013 (Incorporated by reference to Quarterly Report on Form 10-Q filed May 20, 2013).
10.8	Securities Purchase Agreement with Asher Enterprises, Inc., dated January 31, 2013 (Incorporated by reference to Quarterly Report on Form 10-Q filed May 20, 2013).
10.9	Convertible Promissory Note issued to Asher Enterprises, Inc., dated April 11, 2013 (Incorporated by reference to Quarterly Report on Form 10-Q filed May 20, 2013).
10.10	Securities Purchase Agreement with Asher Enterprises, Inc., dated April 11, 2013(Incorporated by reference to Quarterly Report on Form 10-Q filed May 20, 2013).
10.11	Convertible Promissory Note issued to Asher Enterprises, Inc., dated June 27, 2013 (Incorporated by reference to Quarterly Report on Form 10-Q filed August 19, 2013).
10.12	Securities Purchase Agreement with Asher Enterprises, Inc., dated June 27, 2013 (Incorporated by reference to Quarterly Report on Form 10-Q filed August 19, 2013).
10.13*	Convertible Promissory Note issued to Asher Enterprises, Inc., dated August 20, 2013
10.14*	Securities Purchase Agreement with Asher Enterprises, Inc., dated August 20, 2013
10.15*	Convertible Promissory Note issued to Asher Enterprises, Inc., dated September 20, 2013
10.16*	Securities Purchase Agreement with Asher Enterprises, Inc., dated September 20, 2013
10.17	Convertible Promissory Note issued to Asher Enterprises, Inc., dated October 16, 2013 (Incorporated by reference to Quarterly Report on Form 10-Q filed November 19, 2013).
10.18	Securities Purchase Agreement with Asher Enterprises, Inc., dated October 16, 2013 (Incorporated by reference to Quarterly Report on Form 10-Q filed November 19, 2013).
10.19	Convertible Promissory Note issued to Asher Enterprises, Inc., dated November 11, 2013 (Incorporated by reference to Quarterly Report on Form 10-Q filed November 19, 2013).
10.20	Securities Purchase Agreement with Asher Enterprises, Inc., dated November 11, 2013 (Incorporated by reference to Quarterly Report on Form 10-Q filed November 19, 2013).
10.21	Convertible Promissory Note issued to Continental Equities, LLC, dated September 20, 2012. (Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 21, 2012).
10.22	Securities Purchase Agreement with Continental Equities, LLC, dated September 20, 2012. (Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 21, 2012).
10.23	Registration Rights Agreement with Continental Equities, Inc., dated September 20, 2012. (Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 21, 2012).
10.24*	Convertible Promissory Note issued to Continental Equities, LLC, dated May 20, 2013
10.25*	Convertible Promissory Note issued to Tide Pool Ventures Corporation, dated December 10, 2013
10.26	Non-exclusive Distributor Agreement with Harco Industries, Inc. (Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 21, 2012).
10.27	Supplemental Vendor Purchase Agreement with D&H Distributing Co. (Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 21, 2012).
10.28	Amendment to Note with Reign Investment Group, LLC (Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2013).
14.1	Code of Ethics (Incorporated herein by reference to our Current Report on Form 8-K filed on September 28, 2011).
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYXIO TECHNOLOGIES CORPORATION

Date: April 15, 2014	By:	/s/ Giorgio Johnson
Giorgio Johnson
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Giorgio Johnson	Director, Chief Executive
Giorgio Johnson	Officer, Chief Financial Officer & President (Principal Executive Officer and Principal Financial and Accounting Officer)	April 15, 2014

/s/ David Dabau	Director, Chief Operating Officer	April 15, 2014
David Dabau

