Form 10-K/A
period 2013-12-31
NYXIO TECHNOLOGIES Corp
filed 2014-04-16
CIK 1373761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment #1

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
Registrant’s telephone number: (800) 398-4132
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 963,841,327 shares as of April 10, 2014.

 EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Nyxio Technologies Corporation (the “Company”) for the year ended December 31, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on April 15, 2014. The purpose of the Amendment is to correct the year end date on the Company’s certification exhibits.

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

