Form 10-Q
period 2014-03-31
NYXIO TECHNOLOGIES Corp
filed 2014-05-20
CIK 1373761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-137160

NYXIO TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0501477
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1330 S.W. 3rd Ave., Portland, Oregon 97201
(Address of principal executive offices)

800-398-4132
(Registrant’s telephone number)
__________________________________________________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,877,957,324 as of May 19, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013;
F-2	Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 and period from July 8, 2010 (Inception) to March 31, 2014 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and period from July 8, 2010 (Inception) to March 31, 2014 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements (Unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

Nyxio Technologies Corporation

( a Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
Current assets:
Cash	$3,299	$27,082
Accounts receivable	223	223
Deposits on inventory	18,833	—
Total current assets	22,355	27,305
Fixed assets, net of accumulated depreciation of $33,403 and $30,785, respectively	12,703	15,321
Total assets	$35,058	$42,626
Current liabilities
Accounts payable and accrued expenses	$638,030	$567,598
Accrued interest	144,191	131,741
Deferred revenue	25,000	25,000
Notes payable	171,630	171,630
Notes payable - related party	7,458	8,458
Convertible notes payable, net of discounts of $182,988 and $61,842, respectively	140,237	328,361
Derivative liability	357,427	505,647
Total current liabilities	1,483,973	1,738,435
Shareholders (deficit)
Series A preferred stock; $0.01 par value; 1,100 shares authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Series B preferred stock; $0.01 par value; 100 shares authorized; shares 100 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	1	1
Common stock; $0.001 par value; 5,000,000,000 shares authorized; 886,885,772 and 335,994,983 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	886,886	335,995
Common shares sold and unissued, 1,666 at March 31, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	19,107,102	19,322,140
Common stock payable	50,000	50,000
Deferred compensation	(5,520,833)	(6,770,833)
Other comprehensive (loss)	449,246	(85,502)
(Deficit) accumulated during the development stage	(16,421,319)	(14,547,612)
Total shareholders' (deficit)	(1,448,915)	(1,695,809)
Total liabilities and shareholders' (deficit)	$35,058	$42,626

 See Accompanying Notes to Consolidated Financial Statements.

Nyxio Technologies Corporation

( a Development Stage Company)

Condensed Consolidated Statements of Operations

(UNAUDITED)

			July 8, 2010
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2014	2013	2014
Revenue	$—	$6,065	$85,903
Cost of goods sold	—	1,445	95,629
Gross profit	—	4,620	(9,726)
Operating expenses
Consulting services	39,793	—	4,886,162
Depreciation	2,618	2,951	33,403
General and administrative	5,785	5,429	162,088
Professional fees	27,696	2,500	629,372
Promotional and marketing	—	45	148,596
Research and development	1,722	—	30,850
Rent expense	—	1,612	158,173
Salaries and wages	64,496	20,487	942,321
Officer compensation - stock based	1,250,000	—	6,479,167
Travel and entertainment	2,215	149	235,901
Impairment	—	—	81,480
Total operating expenses	1,394,325	33,173	13,787,513
Net loss from operations	(1,394,325)	(28,553)	(13,797,239)
Other income (expense)
Amortization of debt discounts	(71,479)	(123,194)	(588,835)
Financing costs	(2,800)	(3,250)	(1,036,370)
Interest expense	(31,700)	(10,357)	(282,493)
Interest expense - related party	(209)	(210)	(3,035)
Other income	1	—	1,898
Gain (loss) on derivatives	(386,528)	(48,839)	(806,673)
Gain (loss) on debt settlement	13,333	—	91,428
Total other income (expense)	(479,382)	(185,850)	(2,624,080)
Net loss	$(1,873,707)	$(214,403)	$(16,421,319)
Basic and fully diluted loss per common share	$(0.00)	$(0.95)
Basic and fully diluted - weighted average common shares outstanding	654,589,907	225,169

 See Accompanying Notes to Consolidated Financial Statements.

Nyxio Technologies Corporation

( a Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

			July 8, 2010
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2014	2013	2014
Cash flows from operating activities:
Net (loss)	$(1,873,707)	$(214,403)	$(16,421,319)
Adjustments to reconcile net (loss) to net
cash used by operating activities:
Depreciation	2,618	2,951	33,403
Shares and options issued for services	1,250,000	—	7,182,214
Shares issued for financing costs	—	—	1,028,344
Amortization of beneficial conversion	71,479	123,194	632,458
Penalty interest on default of convertible debt	—	—	70,300
(Gain) loss on derivatives	386,528	48,839	806,673
(Gain) on settlement of debt	(13,333)	—	(91,428)
Non-cash services provided by related party	—	—	38,875
Warrants issued per merger - related party	—	—	3,967,500
Impairment of operating assets	—	—	81,480
Decrease (increase) in assets:
Accounts receivable	—	—	(223)
Inventory	—	—	(73,593)
Deposits on inventory	(18,833)	—	(18,833)
Prepaid expenses	—	—	742
Other assets	—	—	2,965
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	70,432	(21,056)	643,891
Accrued interest	31,908	13,818	176,678
Deferred revenue	—	—	25,000
Net cash used in operating activities	(92,908)	(46,657)	(1,914,873)
Cash flows from investing activities:
Change in due from related party, net	—	6,690	15,563
Purchase of fixed assets	—	—	(33,244)
Net cash provided by (used in) investing activities	—	6,690	(17,681)
Cash flows from financing activities:
Cash contributed by related party	—	—	5,984
Cash acquired through merger	—	—	45
Proceeds from notes payable	—	—	83,991
Payments on notes payable	—	—	(1,500)
Proceeds from notes payable - related party	(1,000)	—	34,258
Payments on notes payable - related party	—	—	(26,800)
Proceeds from convertible debt	70,125	37,500	677,375
Proceeds from the sale of common stock	—	—	1,162,500
Net cash provided by financing activities	69,125	37,500	1,935,853
Net increase (decrease) in cash	(23,783)	(2,467)	3,299
Cash, beginning of period	27,082	2,658	—
Cash, end of period	$3,299	191	$3,299
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$167

 See Accompanying Notes to Consolidated Financial Statements.

Nyxio Technologies Corporation

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – Significant Accounting Policies and Procedures

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2013, and the results of its operations and cash flows for the three months and nine months ended September 30, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“the Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to ensure the information presented is not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 21, 2013 filed with the Commission on April 15, 2014.

The accompanying consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The financial statements as of March 31, 2014 and for the three months then ended include Nyxio Technologies Corporation (“NTC”) and its wholly owned subsidiary, Nyxio Technologies, Inc. (“NTI”). All significant inter-company transactions and balances have been eliminated. NTC and its subsidiary are collectively referred to herein as the “Company”.

Basis of presentation

The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2014 and December 31, 2013, the Company had no cash equivalents.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of March 31, 2014 and December 31, 2013, respectively, there was no finished goods inventory.

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

Equipment 3-5 years

Furniture 7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of March 31, 2014 or 2013. Depreciation expense for the three months ended March 31, 2014 and 2013 and for the period from July 8, 2010 (inception) to March 31, 2014, was $2,618, $2,951 and $33,403, respectively.

Revenue recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances. As of March 31, 2014 and 2013, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. At March 31, 2014 and December 31, 2013 the Company had 10,090 and 10,090 potential common shares that have been excluded from the computation of diluted net loss per share.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of March 31, 2014 and December 31, 2013 due to their short-term nature.

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. For the three months ended March 31, 2014 and 2013, the Company determined that none of its long-term assets were impaired.

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

Advertising

The Company expenses advertising costs as incurred. The Company’s advertising expenses were $0 and $45 during the three months ended March 31, 2014 and 2013, respectively, and $105,316 for the period from July 8, 2010 through March 31, 2014.

Research and development

Research and development costs are expensed as incurred. During the three months ended March 31, 2014 and 2013, and for the period from July 8, 2010 (inception) to March 31, 2014, research and development costs were $1,722, $0 and $30,850, respectively.

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

Financial instruments which potentially subject the Company to concentrations of business risk consist principally of availability of suppliers. As of March 31, 2014, the Company was dependent on approximately two vendors for 85% of product supply.

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

For the three months ended March 31, 2014 and 2012, and the period from July 8, 2010 (inception) to March 31, 2014, the Company recorded share-based compensation of $1,250,000, $0, and $11,149,714, respectively.

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

NOTE 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations and since its inception (July 8, 2010) through March 31, 2014 the Company had accumulated losses of $16,421,319 and a working capital deficit of $1,461,618. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

NOTE 3 - Accounts receivable

Accounts receivable consist of the following:

	March 31,	December 31,
	2014	2013
Trade accounts receivable	$223	$223
Due from related party	—	—
Less: Allowance for doubtful accounts	—	—
	$223	$223

As of March 31, 2014 and December 31, 2013, respectively, the Company had not established an allowance for doubtful accounts.

NOTE 4 - Property and equipment

The following is a summary of property and equipment:

	March 31,	December 31,
	2014	2013
Furniture and fixtures	$11,912	$11,912
Software	11,945	11,945
Computers and equipment	22,249	22,249
Less: accumulated depreciation	(33,403)	(30,785)
	$12,703	$15,321

Depreciation for the three months ended March 31, 2014 and 2013 and for the period from July 8, 2010 (inception) to March 31, 2014 was $2,618, $2,951 and $33,403, respectively.

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

During the three months ended March 31, 2014, the president and CEO donated additional services valued at $62,500, of which $26,852 has been recorded as a reduction in the officers’ receivable balance and $$35,648 was recorded as accrued wages.

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

Note payable to a related party

During the year ended December 31, 2011, the Company’s chief financial officer paid certain liabilities totaling $10,578 on behalf of the Company. In October 2011, the Company issued a promissory note for the value of the payment which bears interest at a rate of 8% per annum and matures on September 30, 2012. On January 12, 2012, this same officer provided an additional $20,000 under the same terms, to the Company for operating expenses. As of March 31, 2014 and December 31, 2013 the note totaled $7,458 and $8,458, respectively.

NOTE 6 - Notes payable

Chamisa Technology, LLC

On July 8, 2010, the Company’s chief executive officer and majority shareholder contributed a note payable in the amount of $83,627 which originated from his previously dissolved limited liability company. The note balance represented cash advances of $81,595 and previously accrued interest of $2,032. During the period from inception (July 8, 2010) through December 31, 2010, the Company received additional advances of $64,491 and $18,000 during the year ended December 31, 2011. No formal agreement pertaining to the advances had previously been documented, however pursuant to a verbal agreement between the parties, the balance was due on demand and bears interest at a rate of 12% per annum. March 5, 2012, the Company formalized and acknowledged its liability to Chamisa Technology, LLC in the form of a promissory note. The promissory note is unsecured bears interest at a rate of 12% per annum, and matures on August 31, 2012. Pursuant to the new promissory note, the Company is required to make monthly principal and interest payments through maturity. As of March 31, 2014, the note is in default.

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

On May 1, 2013, Chamisa Technology, LLC assigned the outstanding note to an affiliate who further assigned portions of the debt to various entities. During the year ended December 31, 2013, the Company authorized the issuance of 19,400,000 shares of common stock for the conversion of $19,400 in principal. The fair value of the shares issued totaled $336,863 based on the market price of the common stock on the various dates of conversion. The difference in the fair value of the shares issued and the principal amount of debt and accrued interest converted totaled $317,463 and has been recorded as a financing costs.

On December 1, 2013, Chamisa Technology, LLC assigned $65,123 of the note to an individual who further assigned portions of the debt to various entities. During the year ended December 31, 2013, the original assignee agreed to forgive $21,500 of the debt in exchange for immediate conversion rights at a conversion rate of $0.001. As of December 31, 2013, the Company recognized an interest expense of $43,623 from BCF related to the conversion and gain on settlement of debt of $21,500.

As of March 31, 2014 and December 31, 2013, the unpaid principal balance together with accrued interest totaled $102,733 and $100,606, respectively. The Company is still negotiating additional terms as it relates to this note.

Coach Capital LLC

On September 30, 2011, the Company issued a promissory note in the amount of $111,000 to Coach Capital, LLC. The note is unsecured, due on demand and bears interest at a rate of 10% per annum. In the event of default, the interest rate will immediately escalate to 30% per annum. As of March 31, 2014 and December 31, 2013, the unpaid principal balance together with accrued interest totaled $146,008 and $142,418, respectively.

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

During the three months ended March 31, 2014, ICG assigned $122,500 in principal to three other entities. As discussed below, the Company issued new convertible note agreements with those entities. The Company recorded a loss on the derivative in the amount of $168,198 for the three months ended March 31, 2014 pursuant to the transfers.

As of the March 31, 2014, the Company fair valued the derivative liability at $69,170 and recorded a comprehensive gain of $$216,493 representing the change in fair value. As of March 31, 2014, the unpaid principal balance was $44,757, net of discount in the amount of $0. Accrued interest totaled $43,749.

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

During the three months ended March 31, 2014, JMJ elected to convert the remaining $16,517 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 39,845,000 shares at conversion rates ranging from of $0.0004 to $0.0005 and recognized a loss on the derivative in the amount of $14,625.

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

During the three months ended March 31, 2014, Asher elected to convert $74,990 in principal and $2,900 in accrued interest. Pursuant to the conversion rate calculation in the Agreements, the Company issued 267,713,089 shares at conversion rates ranging from $0.0002 to $0.00037 and recognized a loss on the derivative in the amount of $124,227. Additionally, for the converted notes Asher waived accrued interest totaling $9,244, recorded as a gain on debt settlement for the three months ended March 31, 2014.

As of the March 31, 2014, the Company fair valued the derivative liability related to these notes at $35,399 and recorded a comprehensive gain of $117,324 representing the change in fair value. As of March 31, 2014, the unpaid principal balance was $79,209, net of discount in the amount of $18,791. Accrued interest totaled $5,069.

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

During December 2013, Tide Pool Ventures Corporation (“Tide Pool”) purchased the remaining balance of the note.

During the three months ended March 31, 2014, Tide Pool elected to convert the remaining balance of $21,620. Pursuant to the conversion rate calculation in the Agreement, the Company issued 105,385,200 shares at a conversion rate ranging from $0.0002 to $0.0003 and recognized a loss on the derivative in the amount of $35,659. Additionally, Tide Pool waived the prior accrued interest on the note totaling $4,088 recorded as a gain on debt settlement for the three months ended March 31, 2014.

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

On February 20, 2014, ICG assigned $27,500 in principal to Tide Pool and the Company issued a new Convertible Promissory Note agreement. The note bears interest at a rate of 10% per annum, is unsecured and matures on February 20, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 50% discount to the lowest three average thirty day trading prices prior to the conversion date. The Company recorded a discount in the amount of $27,500 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

On February 20, 2014, Company issued a Convertible Promissory Note to Tide Pool in the amount of $22,250. The note bears interest at a rate of 10% per annum, is unsecured and matures on February 20, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 40% discount to the lowest three average thirty day trading prices prior to the conversion date. The Company recorded a discount in the amount of $22,250 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

During March 2014, the Company elected to convert $9,500 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 31,666,667 shares at a conversion rate of 0.0003 and recognized a loss on the derivative in the amount of $6,333.

As of the March 31, 2014, the Company fair valued the derivative liability related to these notes at $93,620 and recorded a comprehensive loss of $88,691 representing the change in fair value. As of March 31, 2014, the unpaid principal balance was $7,798, net of discount in the amount of $43,952. Accrued interest totaled $808.

WHC Capital, LLC, Series Bravo

On February 5, 2014, ICG assigned $20,000 in principal to WHC Capital, LLC, Series Bravo (“WHC”) and the Company issued a new Convertible Promissory Note agreement. The note bears interest at a rate of 6% per annum, is unsecured and matures on February 5, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to the lowest three average thirty day trading prices prior to the conversion date. The Company recorded a discount in the amount of $20,000 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

On February 7, 2014, Company issued a Convertible Promissory Note to WHC in the amount of $10,000. The note bears interest at a rate of 10% per annum, is unsecured and matures on February 20, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 40% discount to the lowest three average thirty day trading prices prior to the conversion date. The Company recorded a discount in the amount of $10,000 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

During February 2014, the Company elected to convert $14,157 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 64,348,000 shares at a conversion rate of 0.0002 and recognized a loss on the derivative in the amount of $37,487.

As of the March 31, 2014, the Company fair valued the derivative liability related to these notes at $46,364 and recorded a comprehensive loss of $46,364 representing the change in fair value. As of March 31, 2014, the unpaid principal balance was $2,288, net of discount in the amount of $13,555. Accrued interest totaled $160.

LG Capital Funding, LLC

On March 11, 2014, ICG assigned $75,000 in principal to LG Capital Funding, LLC (“LG Capital”) and the Company issued a new Convertible Promissory Note agreement. The note bears interest at a rate of 8% per annum, is unsecured and matures on March 11, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 50% discount to the lowest closing bid price in the five day trading prices prior to the conversion date. The Company recorded a discount in the amount of $75,000 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

On March 11, 2014, Company issued a Convertible Promissory Note to Tide Pool in the amount of $37,875. The note bears interest at a rate of 8% per annum, is unsecured and matures on March 11, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 50% discount to the lowest closing bid price in the five day trading prices prior to the conversion date. The Company recorded a discount in the amount of $37,875 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

As of the March 31, 2014, the Company fair valued the derivative liability related to these notes at $112,875 and recorded a comprehensive loss of $112,875 representing the change in fair value. As of March 31, 2014, the unpaid principal balance was $6,185, net of discount in the amount of $106,690. Accrued interest totaled $495.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	2014	2013
U.S. Statutory rate	34%	34%
Valuation allowance	(34)%	(34)%
Effective tax rate	—	—

The net change in the valuation for the three months ended March 31, 2014 was an increase in valuation of $637,060.

The Company has a net operating loss carryover of approximately $16,421,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company had no material unrecognized income tax assets or liabilities as of March 31, 2014. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three months ended March 31, 2014 and 2013, there were no income tax, or related interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal or state income tax examination by tax authorities for years beginning at our inception of July 8, 2010 through current. The Company is not currently involved in any income tax examinations.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	Level I	Level II	Level III	Fair Value
March 31, 2014
Notes payable	$—	$(179,088)	$—	$(179,088)
Convertible debt, net	—	(140,237)		(328,361)
Derivative Liabilities	—	(357,427)	—	(357,427)
	$—	$(676,752)	$—	$(676,752)
December 31, 2013
Notes payable	$—	$(180,088)	$—	$(180,088)
Convertible debt, net	—	(328,361)		(328,361)
Derivative Liabilities	—	(505,647)	—	(505,647)
	$—	$(1,014,096)	$—	$(1,014,096)

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

During the three months ended March 31, 2014, the Company issued a total of 558,890,789 shares of common stock in connection with the conversion of $143,228 in debt, including accrued interest of $2,900.

NOTE 11 - Subsequent events

During April 2014, Tide Pool assumed the rights to and additional $60,000 of the ICG note and the Company issued a new convertible note. The note accrues interest at 10% per annum and matures February 20, 2015. Further, Tide Pool may convert all or any amount of the principal at a rate equal to 50% discount to the lowest three average thirty day trading prices prior to the conversion date.

Subsequent to December 31, 2013, the Company issued 865,301,569 shares of common stock in connection with the conversion of $152,684 in debt, including accrued interest of $4,163.

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

Key Objectives

Nyxio Technologies has identified three key objectives that will help guide Company growth for the next five years and beyond. These include:

·	Continue to determine competitive strategies, organizational management, and divisional structure for the Company’s roadmap for growth.
·	Partnerships, in product development, supply chain, and sales, leveraging established expertise in innovative and create something new.
·	Multi-channel focus, with targeted solutions for home Consumer Electronics, B2B, Digital Signage, Education Legal & Courtroom, Museums, etc.

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

Results of operations for the three months ended March 31, 2014 and 2013, and for the period from July 8, 2010 (date of inception) through March 31, 2014.

The discussion that follows is derived from our unaudited interim balance sheets and the unaudited statements of operations and cash flows for the three months ended March 31, 2014 and 2013 and for the period from inception (July 8, 2010) to March 31, 2014.

Revenues, net

Our operating revenues during the quarter ended March 31, 2014 were $0 compared to $6,065 during the quarter ended March 31, 2013.

We recognize revenue when delivery has occurred, the sales price is fixed and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. We record revenues, net of sales discounts.

Cost of Sales

Our cost of sales for the quarter ended March 31, 2014 was $0, compared to $1,445 for the quarter ended March 31, 2013. Cost of sales includes finished goods, assembly services, and cost to deliver our product. Cost of sales has remained consistent with the previous year comparable period. As we are able to increase our revenues, we expect our cost variables to decrease due to volume discounts.

Gross Profit

During the quarter ended March 31, 2014 our gross profit was $0, compared to a gross profit for the quarter ended March 31, 2013 of $4,620. Cost of our initial inventory assembly was high due to modifications in assembly techniques and testing, higher than normal freight costs, and higher raw material costs due to low volume purchasing. Freight costs were higher as a result of oversea assembly and a single port of entry. These costs will decrease as we assemble and distribute from strategically located warehouse facilities. We expect gross profits to normalize at 38% in the near-term and 40% in the long-term. Gross profit, as a percentage of sales, will also increase as we have a higher weighting of sales through direct distribution to our end customer.

Expenses

During the quarter ended March 31, 2014 we incurred $1,394,325 in operating expenses, compared to $28,553 for the quarter ended March 31, 2013. The increase in operating expenses for the three months ended March 31, 2014 compared to the same period in 2013 was attributable primarily to the value assigned to stock based officer compensation. This item totaled $1,250,000 during the three months ended March 31, 2014.

Cash salaries and wages were $64,496 for the quarter ended March 31, 2014, compared to $20,487 for the quarter ended March 31, 2013. Professional fees were $27,696 for the quarter ended March 31, 2014, compared to $2,500 for the quarter ended March 31, 2013. We incurred $39,373 consulting fees for the quarter ended March 31, 2014, compared to consulting fees of $0 for the quarter ended March 31, 2013.

During the quarter ended March 31, 2014, we incurred $2,215 in travel and entertainment expenses, compared to $149 in travel and entertainment expenses during the quarter ended March 31, 2013. This expense is expected to increase during the remainder of the year as we continue our product marketing and business development strategies.

During the quarter ended March 31, 2014, we incurred $0 in promotional and marketing expense, compared to $45 in promotions and marketing during the quarter ended March 31, 2013. These costs include demonstration products, advertising, shipping samples to retailers and distributors, and promotion allowances for distributors and tradeshows which includes booth costs, and various other tradeshow costs. We expect this expense to increase over the remainder of the year.

During the quarter ended March 31, 2014, we incurred $2,618 in depreciation, compared to $2,951 for the quarter ended March 31, 2013. General and administrative expenses were $5,785 for the quarter ended March 31, 2014, compared to $5,429 for the quarter ended March 31, 2013. Finally, we incurred $1,722 in research and development expenses during the quarter ended March 31, 2014, compared to $0 for the quarter ended March 31, 2013.

Other Income and Expense

During the quarter ended March 31, 2014, we experienced a loss on the change in the value of a derivative liability in the amount of $386,528, financing costs of $2,800, interest expense of $31,700, interest expense to a related party of $209, amortization of a beneficial conversion discount in the amount of $71,479, and other income of $1.

As a result of various financing agreements, we have incurred additional costs which are attributable to the terms of each agreement with respect to their variable conversion rights. Until such time the agreements are satisfied in full, we will continue to incur costs related to the valuation of these terms.

Net Loss

During the quarter ended March 31, 2014 we incurred a net loss of $1,873,707. By comparison, we incurred a net loss of $214,403 during the quarter ended March 31, 2013. The increase in net loss of compared to the same period last year is primarily attributable to stock based officer compensation issued during the three months ended March 31, 2014 and valued at $1,250,000.

Since July 8, 2010, the inception date of Nyxio, through March 31, 2014, we have generated revenue of $85,903 and have incurred a net loss of $16,421,319. Our greatest challenges which have prohibited us from executing our business plan are as follows:

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

Liquidity and Capital Resources

As of March 31, 2014, we had cash and equivalents on hand of $3,299, accounts receivable of $223, deposits on inventory of $18,833 and a working capital deficit of $1,461,618. We determined that our cash on hand and working capital were not sufficient to meet our current anticipated cash requirements. As such, we evaluated several options to obtain short term financing, as discussed below. While we hope to see a significant increase in revenue in the second quarter of 2014 as a result on pending product orders, we have continued to rely on funds obtained through the issuance of debt and equity securities throughout 2013. We may enter into further debt and equity agreements to fund operations and inventory requirements if management feels it is required. We anticipate our additional cash requirements to fund cost of goods sold and operations to be roughly $1.7 million dollars, at which point revenues from sales should be sufficient to fund inventory and operational expenses. Our operations to date have been primarily funded through the issuance of debt and equity securities.

Coach Capital LLC

Specifically, on September 30, 2011, we entered into a promissory note with Coach Capital LLC in the amount of $111,000 (the “Coach Note”). The Coach Note is unsecured, bears interest at 10% per annum and is due on demand. The holder of the Coach Note may elect to convert all or part of the indebtedness owing under the Coach Note into our securities at such rate as that being offered to investors at the time of conversion. As of March 31, 2014, the unpaid principal balance and accrued interest under the Coach Note totaled $146,008.

ICG USA, LLC

On February 16, 2012, we entered into a Securities Purchase Agreement with and issued a Convertible Promissory Note in the amount of $200,000, at 6% interest per annum, to ICG USA, LLC (the “ICG Note”). As discussed below, ICG has assigned a total of $122,500 in principal to three other entities. The remaining principal balance due to ICG as March 31, 2014 was $44,757, plus accrued interest of $43,749.

LG Capital Funding, LLC

On March 11, 2014, ICG assigned $75,000 in principal to LG Capital Funding, LLC (“LG”). LG issued a “Replacement Note” for the amount of $75,000. The note accrues interest at 8% per annum and matures March 11, 2014. Further, LG Capital may convert all or any amount of the principal at a rate equal to 50% of the lowest closing bid price for the five prior trading days, including the day of notice.

During March 2014, LG Capital advanced an additional $37,875 to us, subject to the same terms and Maturity date as the Replacement Note.

As of March 31, 2014, the unpaid principal balance owed to LG was $6,185, net of discount in the amount of $106,690, with accrued interest of $495.

Tide Pool Ventures Corp.

On December 10, 2013, we issued a convertible promissory note to Tide Pool Venture Corp. (“Tide Pool”) in the amount of $11,500. The note bears interest at a rate of 9.875% per annum, is unsecured and matures on December 31, 2014. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 30% discount to the lowest volume weighted average price of the five trading days prior to the conversion date.

On February 20, 2014, ICG assigned $27,500 in principal to Tide Pool. We entered into a new Convertible Promissory Note agreement with Tide Pool. The replacement note bears interest at a rate of 10% per year, and matures on February 20, 2015. The Note is convertible to our common stock at a price equal to a 50% discount to the average of the lowest three trading prices in the 30 days preceding the conversion date.

Also on February 20, 2014, we issued a new convertible promissory note to Tide Pool in the amount of $22,250. The Note bears interest at a rate of 10% per year, and matures on February 20, 2015. The Note is convertible to our common stock at a price equal to a 40% discount to the average of the lowest three trading prices in the 30 days preceding the conversion date.

As of March 31, 2014, the unpaid principal balance owed to Tide Pool was $7,798, net of discount of $43,952, with accrued interest of $808.

Subsequent to the reporting period, in April of 2014, ICG assigned $60,000 in principal to Tide Pool. We entered into a new Convertible Promissory Note with Tide Pool. The replacement note bears interest at a rate of 10% per year, and matures on February 20, 2015. The Note is convertible to our common stock at a price equal to a 50% discount to the average of the lowest three trading prices in the 30 days preceding the conversion date.

WHC Capital, LLC, Series Bravo

On February 5, 2014, ICG assigned $20,000 in principal to WHC Capital, LLC, Series Bravo (“WHC”). We entered into a new Convertible Promissory Note agreement with WHC. The replacement note bears interest at a rate of 6% per year, and matures on February 5, 2015. The Note is convertible to our common stock at a price equal to a 40% discount to the average of the lowest three trading prices in the 30 days preceding the conversion date.

On February 7, 2014, we issued a new convertible promissory note to WHC in the amount of $10,000. The Note bears interest at a rate of 10% per year, and matures on February 20, 2015. The Note is convertible to our common stock at a price equal to a 45% discount to the average of the lowest three trading prices in the 30 days preceding the conversion date.

As of March 31, 2015, the unpaid principal balance owed to WHC was $2,288, net of discount of $13,555, with accrued interest of $160.

JMJ Financial

On May 7, 2012, we entered into a $275,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). Under the Note, we received $50,000 in loan proceeds with JMJ. Additional sums up to a maximum total of $275,000 may be advanced in the sole discretion of JMJ. An additional $5,400 was advanced during April of 2013. The Note included a 10% original issue discount and is due in 1 year. The Note would not bear interest if paid in full within 90 days. Thereafter, a one-time interest charge of 5% was to be applied to the principal sum. The Note was convertible to common stock in whole or in part at conversion price equal to the lesser of $0.06 per share or 65% of the lowest trading price in the 25 trading days prior to the conversion. As of March 31, 2014, this Note has been fully converted to common stock.

Asher Enterprises, Inc.

In addition, we have received debt financing from Asher Enterprises, Inc. under a series of Convertible Promissory Notes. The notes issued to Asher Enterprises, Inc., both converted and outstanding, as of March 31, 2014 were as follows:

Amount	Issue date	Due date	Shares issued upon conversion	Conversion date(s)	Principal amount
$$63,000	June 6, 2012	March 8, 2013			$63,000
			7,246	12/17/12	(3,000)
			7,059	12/31/12	(2,700)
			6,991	01/14/13	(2,800)
			7,029	01/16/13	(3,100)
			7,029	01/18/13	(3,100)
			16,187	03/01/13	(5,900)
			16,187	03/08/13	(5,900)
12,800				03/09/13	12,800
			25,231	03/15/13	(10,900)
			27,322	04/25/13	(3,000)
			174,520	05/20/13	(10,000)
			1,304,348	7/8/13	(12,000)
			1,304,918	7/19/13	(13,400)
					$-0-
$37,500	July 10, 2012	April 12, 2013	Variable	n/a	$37,500
18,750				04/12/13	18,750
			1,229,500	7/19/13	(15,000)
			1,153,896	7/31/13	(12,000)
			6,545,455	7/19/13	(7,200)
			6,545,455	10/1/13	(7,200)
			8,505,747	10/7/13	(7,400)
			8,045,977	10/14/13	(7,000)
			4,367,089	10/21/13	(450)
					$-0-
$40,000	November, 13, 2012	August 15, 2013	Variable	n/a	$40,000
20,000				8/24/13	20,000

10

			4,166,667	10/21/13	(3,000)
			7,941,176	10/28/13	(5,400)
			8,545,455	11/1/13	(4,700)
			8,540,000	11/6/13	(4,270)
			8,542,857	11/11/13	(2,990)
			4,571,429	11/11/13	(1,600)
			16,612,903	11/22/13	(5,150)
			16,642,857	11/26/13	(4,660)
			16,551,724	12/2/13	(4,800)
			16,551,724	12/5/13	(4,800)
			16,653,846	12/16/13	(4,330)
			16,625,000	12/18/13	(3,990)
			16,625,000	12/23/13	(3,990)
			16,653,846	12/30/13	(4,330)
			9,702,703	1/2/14	(1,990)
					$-0-
$37,500	January 31, 2013	November 1, 2013	Variable	n/a	$37,500
18,750				10/31/13	18,750
			16,486,486	1/7/14	(6,100)
			16,451,613	1/13/14	(5,100)
			16,655,172	1/15/14	(4,830)
			16,538,462	1/22/14	(4,300)
			16,538,462	1/28/14	(4,300)
			16,650,000	2/4/14	(3,330)
			16,650,000	2/6/14	(3,330)
			16,650,000	2/10/14	(3,330)
			16,650,000	2/14/14	(3,330)
			51,290,323	2/20/14	(15,900)
			12,580,645	2/24/14	(2,400)
					$-0-
$41,500	April 11, 2013	January 16, 2014	Variable	n/a	$41,500
			54,032,258	2/24/14	(16,750)
					$24,750
$22,500	June 27, 2013	March 31, 2014	Variable	n/a	$22,500
$15,750	August 20, 2013	May 20, 2014	Variable	n/a	$15,750
$10,000	September, 20, 2013	June 20, 2014	Variable	n/a	$10,000
$2,500	October 25, 2013	July 18, 2014	Variable	n/a	$2,500
$22,500	November 11, 2013	August 13, 2014	Variable	n/a	$22,500

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

As of March 31, 2014, the unpaid principal balance of these notes was $79,209, net of a discount of $18,791, with accrued interest of $5,069.

Continental Equities, LLC

On September 20, 2012, we received additional financing under a Convertible Promissory Note issued to Continental Equities, LLC (“Continental”) in the amount of $35,000. The note bears interest at a rate of 8% per annum, is unsecured and matures on May 15, 2013. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 42.5% discount to the lowest three average thirty day trading prices prior to the conversion date. In addition, we entered into a Registration Rights Agreement with Continental under which, upon demand of Continental, we must register resale of the common shares issuable upon conversion of the Note on Form S-1. In addition, Continental has “piggy-back” registration rights, which require us to include the re-sale of shares issuable upon conversion of the Note in any registration statement we may file, except for registrations on Forms S-4 or S-8. On May 20, 2013, we issued an additional Convertible Promissory Note to Continental in the amount of $13,000, bearing the same terms. During December of 2013, Tide Pool Ventures Corporation (“Tide Pool”) purchased the remaining balance of the notes. As of March 31, 2014, the Notes have been fully converted to common stock.

Chamisa Technology, LLC

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

As of March 31, 2014, the unpaid principal balance together with accrued interest totaled $102,733. We are still negotiating additional terms as it relates to this note.

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

Off Balance Sheet Arrangements

As of March 14, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 14, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Giorgio Johnson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 14, 2014, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 14, 2014.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On February of 2013, we were sued in the Multnomah County Circuit Court of the State of Oregon by four former consultants, Joe Fijak, Steve Wiseman, Richard Walsh, and Robert Calderella (the “Fijak Litigation”). The plaintiffs in the Fijak Litigation allege that we breached consulting agreements with them by failing to pay compensation required by the agreements. The Complaint filed by the Plaintiffs seeks damages in the amount of $501,000, but management does not believe a recovery at or near that amount is likely. We contend that we complied with the terms of the agreements until such time as they were terminated by the Plaintiffs and that the Plaintiffs performed very limited services and, in some cases, no services at all. After being served with the Complaint, we removed the Fijak Litigation to the United States District Court for the District of Oregon, where it remains pending as Wiseman et al v. Nyxio Technologies Corporation et al, Case No. 3:14-cv-00420-PK. Following removal of the action to federal court, we have been engaged in active settlement discussions with the Plaintiffs. On March 25, 2014, the court stayed the proceedings for a period of ninety (90) days in order to allow the parties to continue settlement discussions.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item. Risk factors regarding our current business can be found in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Convertible Promissory Note issued to Tide Pool Ventures Corporation, dated February 20, 2014
10.2	Convertible Promissory Note issued to Tide Pool Ventures Corporation, dated February 20, 2014
10.3	April 2014 Convertible Promissory Note issued to Tide Pool Ventures Corporation ($60,000)
10.4	Convertible Promissory Note issued to WHC Capital, LLC, Series Bravo, dated February 5, 2014 ($20,000)
10.5	Convertible Promissory Note issued to WHC Capital, LLC, Series Bravo, dated February 7, 2014
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nyxio Technologies Corporation

Date:	May 20, 2014

By: /s/ Giorgio Johnson Giorgio Johnson Title: Chief Executive Officer and Chief Financial Officer

