Form 10-Q/A
period 2014-03-31
NYXIO TECHNOLOGIES Corp
filed 2014-05-21
CIK 1373761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-Q/A (the “Amendment”) amends the Annual Report on Form 10-Q of Nyxio Technologies Corporation (the “Company”) for the quarter ended March 31, 2014 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on May 20, 2014. The Amendment is being filed to submit Exhibits 10.3 and 10.4 in their entirety.

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

Nyxio Technologies Corporation

Date:	May 21, 2014

By: /s/ Giorgio Johnson Giorgio Johnson Title: Chief Executive Officer and Chief Financial Officer

