Form 10-Q
period 2014-06-30
NYXIO TECHNOLOGIES Corp
filed 2014-08-21
CIK 1373761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

800-398-4132
(Registrant’s telephone number)
_____________________________________________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,483,721,002 as of August 19, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013;
F-2	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 and period from July 8, 2010 (Inception) to June 30, 2014 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and period from July 8, 2010 (Inception) to June 30, 2014 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements (Unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

  Nyxio Technologies Corporation

  Condensed Consolidated Balance Sheets

 (Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash	$15,906	$27,082
Accounts receivable	223	223
Deposits on Inventory	18,833
Total current assets	34,962	27,305
Fixed assets, net of accumulated depreciation of $36,013 and $30,785, respectively	10,093	15,321
Total assets	$45,055	$42,626
Liabilities and shareholders' (deficit)
Current liabilities
Accounts payable and accrued expenses	$678,997	$567,598
Accrued interest	133,706	131,741
Deferred revenue	25,000	25,000
Notes payable	171,630	171,630
Notes payable - related party	7,458	8,458
Convertible notes payable, net of discounts of $157,441 and $61,842, respectively	50,280	328,361
Derivative liability	358,584	505,647
Total current liabilities	1,425,655	1,738,435
Shareholders' (deficit)
Series A preferred stock; $0.01 par value; 1,100 shares authorized; no shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Series B preferred stock; $0.01 par value; 100 shares authorized; shares 100 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1	1
Common stock; $0.001 par value; 5,000,000,000 shares authorized; 2,782,188,583 and 335,994,983 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2,782,189	335,995
Common shares sold and unissued, 1,666 at June 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	17,709,917	19,322,140
Common stock payable	50,000	50,000
Deferred compensation	(4,270,833)	(6,770,833)
Other comprehensive (loss)	903,256	(85,502)
Accumulated (deficit)	(18,555,132)	(14,547,612)
Total shareholders' (deficit)	(1,380,600)	(1,695,809)
Total liabilities and shareholders' (deficit)	$45,055	$42,626

Nyxio Technologies Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$—	$—	$—	$6,065
Cost of goods sold	—	—	—	1,445
Gross profit (loss)	—	—	—	4,620
Operating expenses
Consulting services	68,050	71,000	107,843	71,000
Depreciation	2,610	2,893	5,228	5,844
General and administrative	8,954	2,525	14,739	7,954
Professional fees	76,819	25,019	104,515	27,519
Promotional and marketing	2,631	—	2,631	45
Research and development	2,508	—	—	—
Rent expense	—	3,042	4,230	4,654
Salaries and wages	62,500	12,000	126,996	32,487
Officer compensation	1,250,000	2,729,167	2,500,000	2,729,167
Travel and entertainment	3,160	3,445	5,375	3,594
Impairment	—	—	—	—
Total operating expenses	1,477,232	2,849,091	2,871,557	2,882,264
Net loss from operations	(1,477,232)	(2,849,091)	(2,871,557)	(2,877,644)
Other income (expense)
Amortization of debt discounts	(188,047)	(306,518)	(259,526)	(309,768)
Financing costs	(3,240)	(51,852)	(6,040)	(175,046)
Interest expense	(11,042)	(11,275)	(42,742)	(21,632)
Interest expense - related party	(214)	—	(423)	(210)
Other income	1	—	2	—
Gain (loss) on derivatives	(270,500)	(34,846)	(841,695)	(83,685)
Gain (loss) on debt settlement	1,128	—	14,461	—
Total other income (expense)	(471,914)	(404,491)	(1,135,963)	(590,341)
Net loss	$(1,949,146)	$(3,253,582)	$(4,007,520)	$(3,467,985)
Basic and fully diluted loss per common share	$(0.00)	$(0.10)	$(0.00)	$(0.21)
Basic and fully diluted - weighted average common shares outstanding	1,780,880,649	32,093,709	1,220,846,578	16,247,474

Nyxio Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net (loss)	$(4,007,520)	$(3,467,985)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation	5,228	5,844
Shares and options issued for services	2,584,000	2,759,167
Shares issued for financing costs	—	303,186
Amortization of beneficial conversion	259,526	175,046
Penalty interest on default of convertible debt	15,243	—
(Gain) loss on derivatives	841,695	83,685
(Gain) on settlement of debt	(1,128)	—
Non-cash services provided by related party	—	—
Warrants issued per merger - related party	—	—
Impairment of operating assets	—	—
Decrease (increase) in assets:
Accounts receivable	—	—
Inventory	—	—
Deposits on inventory	(18,833)	—
Prepaid expenses	—	—
Other assets	—	—
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	124,399	610
Accrued interest	14,589	28,423
Deferred revenue	—	—
Net cash used in operating activities	(182,801)	(112,024)
Cash flows from investing activities:
Change in due from related party, net	—	12,340
Purchase of fixed assets	—	(300)
Net cash provided by (used in) investing activities	—	12,040
Cash flows from financing activities:
Cash contributed by related party	—	—
Cash acquired through merger	—	—
Proceeds from notes payable	—	—
Payments on notes payable	—	—
Proceeds from notes payable - related party	(1,000)	—
Payments on notes payable - related party	—	—
Proceeds from convertible debt	172,625	97,400
Proceeds from the sale of common stock	—	—
Net cash provided by financing activities	171,625	97,400
Net increase (decrease) in cash	(11,176)	(2,584)
Cash, beginning of period	27,082	2,658
Cash, end of period	$15,906	74
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Nyxio Technologies Corporation

Unaudited Notes to Consolidated Financial Statements

NOTE 1 – Significant Accounting Policies and Procedures

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2014, and the results of its operations and cash flows for the three months and six months ended June 30, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“the Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to ensure the information presented is not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 3 1, 2013 filed with the Commission on April 15, 2014.

The accompanying consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The financial statements as of June 30, 2014 and for the six months then ended include Nyxio Technologies Corporation (“NTC”) and its wholly owned subsidiary, Nyxio Technologies, Inc. (“NTI”). All significant inter-company transactions and balances have been eliminated. NTC and its subsidiary are collectively referred to herein as the “Company”.

Basis of presentation

The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of six months or less to be cash equivalents. At June 30, 2014 and December 31, 2013, the Company had no cash equivalents.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of June 30, 2014 and December 31, 2013, respectively, there was no finished goods inventory.

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

Equipment 3-5 years

Furniture 7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of June 30, 2014 or December 31, 2013. Depreciation expense for the six months ended June 30, 2014 and 2013 and for the period from July 8, 2010 (inception) to June 30, 2014, was $5,228, $5,844 and $36,013, respectively.

Revenue recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances. As of June 30, 2014 and 2013, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. At June 30, 2014 and December 31, 2013 the Company had 10,090 and 10,090 potential common shares that have been excluded from the computation of diluted net loss per share.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of June 30, 2014 and December 31, 2013 due to their short-term nature.

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. For the six months ended June 30, 2014 and 2013, the Company determined that none of its long-term assets were impaired.

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

Advertising

The Company expenses advertising costs as incurred. The Company’s advertising expenses were $2,631 and $45 during the six months ended June 30, 2014 and 2013, respectively, and $107,947 for the period from July 8, 2010 through June 30, 2014.

Research and development

Research and development costs are expensed as incurred. During the six months ended June 30, 2014 and 2013, and for the period from July 8, 2010 (inception) to June 30, 2014, research and development costs were $0, $0 and $30,850, respectively.

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

Financial instruments which potentially subject the Company to concentrations of business risk consist principally of availability of suppliers. As of June 30, 2014, the Company was dependent on approximately two vendors for 85% of product supply.

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

For the six months ended June 30, 2014 and 2012, and the period from July 8, 2010 (inception) to June 30, 2014, the Company recorded share-based compensation of $2,584,000, $0, and $12,483,714, respectively.

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

NOTE 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations and since its inception (July 8, 2010) through June 30, 2014 the Company had accumulated losses of $18,555,132 and a working capital deficit of $1,390,693. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

NOTE 3 - Accounts receivable

Accounts receivable consist of the following:

	June 30,	December 31,
	2014	2013
Trade accounts receivable	$223	$223
Due from related party	—	—
Less: Allowance for doubtful accounts	—	—
	$223	$223

As of June 30, 2014 and December 31, 2013, respectively, the Company had not established an allowance for doubtful accounts.

NOTE 4 - Property and equipment

The following is a summary of property and equipment:

	June 30,	December 31,
	2014	2013
Furniture and fixtures	$11,912	$11,912
Software	11,945	11,945
Computers and equipment	22,249	22,249
Less: accumulated depreciation	(36,013)	(30,785)
	$10,093	$15,321

Depreciation for the six months ended June 30, 2014 and 2013 and for the period from July 8, 2010 (inception) to June 30, 2014 was $5,228, $5,844 and $36,013, respectively.

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

During the six months ended June 30, 2014, the president and CEO donated additional services valued at $125,000, of which $52,090 has been recorded as a reduction in the officers’ receivable balance and $72,910 was recorded as accrued wages.

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

Note payable to a related party

During the year ended December 31, 2011, the Company’s chief financial officer paid certain liabilities totaling $10,578 on behalf of the Company. In October 2011, the Company issued a promissory note for the value of the payment which bears interest at a rate of 8% per annum and matures on September 30, 2012. On January 12, 2012, this same officer provided an additional $20,000 under the same terms, to the Company for operating expenses. As of June 30, 2014 and December 31, 2013 the note totaled $7,458 and $8,458, respectively.

NOTE 6 - Notes payable

Chamisa Technology, LLC

On July 8, 2010, the Company’s chief executive officer and majority shareholder contributed a note payable in the amount of $83,627 which originated from his previously dissolved limited liability company. The note balance represented cash advances of $81,595 and previously accrued interest of $2,032. During the period from inception (July 8, 2010) through December 31, 2010, the Company received additional advances of $64,491 and $18,000 during the year ended December 31, 2011. No formal agreement pertaining to the advances had previously been documented, however pursuant to a verbal agreement between the parties, the balance was due on demand and bears interest at a rate of 12% per annum. March 5, 2012, the Company formalized and acknowledged its liability to Chamisa Technology, LLC in the form of a promissory note. The promissory note is unsecured bears interest at a rate of 12% per annum, and matures on August 31, 2012. Pursuant to the new promissory note, the Company is required to make monthly principal and interest payments through maturity. As of June 30, 2014, the note is in default.

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

As of June 30, 2014 and December 31, 2013, the unpaid principal balance together with accrued interest totaled $104,782 and $100,606, respectively. The Company is still negotiating additional terms as it relates to this note.

Coach Capital LLC

On September 30, 2011, the Company issued a promissory note in the amount of $111,000 to Coach Capital, LLC. The note is unsecured, due on demand and bears interest at a rate of 10% per annum. In the event of default, the interest rate will immediately escalate to 30% per annum. As of June 30, 2014 and December 31, 2013, the unpaid principal balance together with accrued interest totaled $149,689 and $142,418, respectively.

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

During the six months ended June 30, 2014, ICG assigned $182,500 in principal and accrued interest to three other entities. As discussed below, the Company issued new convertible note agreements with those entities. The Company recorded a loss on the derivative in the amount of $204,187 for the six months ended June 30, 2014 pursuant to the transfers.

As of the June 30, 2014 accrued interest totaled $28,506.

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

During the six months ended June 30, 2014, JMJ elected to convert the remaining $16,517 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 39,845,000 shares at conversion rates ranging from of $0.0004 to $0.0005 and recognized a loss on the derivative in the amount of $14,625.

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

During the six months ended June 30, 2014, Asher elected to convert $172,990 in principal and $7,490 in accrued interest. Pursuant to the conversion rate calculation in the Agreements, the Company issued 804,856,857 shares at conversion rates ranging from $0.00009 to $0.00037 and recognized a loss on the derivative in the amount of $252,996. Additionally, for the converted notes Asher waived accrued interest totaling $10,372, recorded as a gain on debt settlement for the six months ended June 30, 2014.

As of the June 30, 2014 all balances owed Asher had been converted.

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

During December 2013, Tide Pool Ventures Corporation (“Tide Pool”) purchased the remaining balance of the note.

During the six months ended June 30, 2014, Tide Pool elected to convert the remaining balance of $21,620. Pursuant to the conversion rate calculation in the Agreement, the Company issued 105,385,200 shares at a conversion rate ranging from $0.0002 to $0.0003 and recognized a loss on the derivative in the amount of $35,659. Additionally, Tide Pool waived the prior accrued interest on the note totaling $4,088 recorded as a gain on debt settlement for the six months ended June 30, 2014.

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

On February 20, 2014, ICG assigned $27,500 in principal to Tide Pool and the Company issued a new Convertible Promissory Note agreement. The note bears interest at a rate of 10% per annum, is unsecured and matures on February 20, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 50% discount to the lowest three average ten day trading prices prior to the conversion date. The Company recorded a discount in the amount of $27,500 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

On February 20, 2014, Company issued a Convertible Promissory Note to Tide Pool in the amount of $22,250. The note bears interest at a rate of 10% per annum, is unsecured and matures on February 20, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to the lowest three average ten day trading prices prior to the conversion date. The Company recorded a discount in the amount of $22,250 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

On April 1, 2014, ICG assigned $60,000 in principal and interest to Tide Pool and the Company issued a new Convertible Promissory Note agreement. The note bears interest at a rate of 10% per annum, is unsecured and matures on April 1, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 50% discount to the lowest three average ten day trading prices prior to the conversion date. The Company recorded a discount in the amount of $60,000 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

On April 1, 2014, Company issued a Convertible Promissory Note to Tide Pool in the amount of $42,500. The note bears interest at a rate of 10% per annum, is unsecured and matures on April 1, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to the lowest three average ten day trading prices prior to the conversion date. The Company recorded a discount in the amount of $42,500 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

During the six months ended June 30, 2014, Tide Pool elected to convert $56,500 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 337,740,740 shares at a conversion rate ranging from 0.0003 to 0.0007and recognized a loss on the derivative in the amount of $82,247.

As of the June 30, 2014, the Company fair valued the derivative liability related to these notes at $142,527 and recorded a comprehensive loss of $142,527 representing the change in fair value. As of June 30, 2014, the unpaid principal balance was $32,412, net of discount in the amount of $74,838. Accrued interest totaled $3,317.

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

On May 8, 2014, Company issued a Convertible Promissory Note to WHC in the amount of $20,000. The note bears interest at a rate of 10% per annum, is unsecured and matures on May 8, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 40% discount to the lowest three average thirty day trading prices prior to the conversion date. The Company recorded a discount in the amount of $20,000 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

On June 16, 2014, Company issued a Convertible Promissory Note to WHC in the amount of $20,000. The note bears interest at a rate of 10% per annum, is unsecured and matures on June 20, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 40% discount to the lowest three average thirty day trading prices prior to the conversion date. The Company recorded a discount in the amount of $20,000 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

During the six months ended June 30, 2014, WHC elected to convert $37,404 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 265,974,767 shares at a conversion rate ranging from 0.0001 to 0.0002 and recognized a loss on the derivative in the amount of $66,684.

As of the June 30, 2014, the Company fair valued the derivative liability related to these notes at $176,575 and recorded a comprehensive loss of $176,575 representing the change in fair value. As of June 30, 2014, the unpaid principal balance was $2,596, net of discount in the amount of $30,000. Accrued interest totaled $572.

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

On March 11, 2014, Company issued a Convertible Promissory Note to LG Capital in the amount of $37,875. The note bears interest at a rate of 8% per annum, is unsecured and matures on March 11, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 50% discount to the lowest closing bid price in the five day trading prices prior to the conversion date. The Company recorded a discount in the amount of $37,875 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

On June 17, 2014, Company issued a Convertible Promissory Note to LG Capital in the amount of $20,000. The note bears interest at a rate of 8% per annum, is unsecured and matures on June 17, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 50% discount to the lowest closing bid price in the five day trading prices prior to the conversion date. The Company recorded a discount in the amount of $20,000 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

During the six months ended June 30, 2014, LG Capital elected to convert $65,000 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 481,044,442 shares at a conversion rate ranging from 0.0001 to 0.0003and recognized a loss on the derivative in the amount of $184,667.

As of the June 30, 2014, the Company fair valued the derivative liability related to these notes at $39,482 and recorded a comprehensive loss of $39,482 representing the change in fair value. As of June 30, 2014, the unpaid principal balance was $15,272, net of discount in the amount of $52,603. Accrued interest totaled $1,458.

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

Consulting agreements

As of June 30, 2014 the Company had accrued $218,000 in consulting fees. Active engagements include three consultants at a combined total of $19,000 per month. During the six months ended June 30, 2014, the Company issued 369,413,761 shares of common stock valued at $97,000, of which included $13,000 in accrued fees from the previous year.

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

The net change in the valuation for the six months ended June 30, 2014 was an increase in valuation of $1,362,557.

The Company has a net operating loss carryover of approximately $18,555,132 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company had no material unrecognized income tax assets or liabilities as of June 30, 2014. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the six months ended June 30, 2014 and 2013, there were no income tax, or related interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal or state income tax examination by tax authorities for years beginning at our inception of July 8, 2010 through current. The Company is not currently involved in any income tax examinations.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	Level I	Level II	Level III	Fair Value
June 30, 2014
Notes payable	$—	$(179,088)	$—	$(179,088)
Convertible debt, net	—	(50,280)		(50,280)
Derivative Liabilities	—	(358,584)	—	(358,584)
	$—	$(587,952)	$—	$(587,952)
December 31, 2013
Notes payable	$—	$(180,088)	$—	$(180,088)
Convertible debt, net	—	(328,361)		(328,361)
Derivative Liabilities	—	(505,647)	—	(505,647)
	$—	$(1,014,096)	$—	$(1,014,096)

NOTE 10 – Shareholders’ equity

Common stock issuances

During the six months ended March 31, 2013, the Company issued a total of 94,676 (post-split) shares of common stock in connection with the conversion of $37,558 in convertible debt.

During the six months ended June 30, 2013, the Company issued a total of 3,301,842 shares of common stock in connection with the conversion of $21,330 in debt. Additionally, the Company recorded finance costs pursuant to these issuances totaling $243,000.

During the six months ended September 30, 2013, the Company issued a total of 30,009,620 shares of common stock in connection with the conversion of $99,519 in debt, including accrued interest of $2,520. Additionally, the Company recorded finance costs pursuant to these issuances totaling $63,770.

During the six months ended December 31, 2013, the Company issued a total of 248,822,386 shares of common stock in connection with the conversion of $113,401 in debt, including accrued interest of $3,000. Additionally, the Company recorded finance costs pursuant to these issuances totaling $10,693.

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

During the six months ended June 30, 2014, the Company issued a total of 2,076,779,839 shares of common stock in connection with the conversion of $381,846 in debt, including accrued interest of $8,270.

During the six months ended June 30, 2014, the Company issued a total of 369,413,761 shares of common stock valued at $97,000, including accrued expenses of $13,000, in connection with consulting agreements.

NOTE 11 - Subsequent events

During July and August 2014, Tide Pool elected to convert an additional $13,500 in principal of which the Company issued common stock in connection with $4,500. As of the date of this report, the Company failed to issue the stock for the remaining $9,000. Pursuant to the terms with Tide Pool, this failure to honor the conversion notice would result in a cash penalty of $2,000 per day per each conversion. As of August 20, 2014, that amount would total $82,000.

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

Products

•	The Realm - All in One PC/TV, combining the latest in PC technology with HDTV.

•	The Realm Pro – Robust all in One PC/TV geared for commercial and digital signage markets.

•	Venture MMV - Mobile Media Viewer is a new class of video eyewear offering designer styling in a sleek ergonomic design with unmatched features and performance.

•	The Vuzion – The world’s first TV with Android OS built in enabling 400,000 Android applications on a TV for the first time.

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

Key Objectives

Nyxio Technologies has identified three key objectives that will help guide Company growth for the next five years and beyond. These include:

•	Continue to determine competitive strategies, organizational management, and divisional structure for the Company’s roadmap for growth.
•	Partnerships, in product development, supply chain, and sales, leveraging established expertise in innovative and create something new.
•	Multi-channel focus, with targeted solutions for home Consumer Electronics, B2B, Digital Signage, Education Legal & Courtroom, Museums, etc.

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

Results of operations for the three and six months ended June 30, 2014 and 2013

The discussion that follows is derived from our unaudited interim balance sheets and the unaudited statements of operations and cash flows for the three months ended June 30, 2014 and 2013.

Revenues, net

We generated no revenue during the quarter ended June 30, 2014 and the quarter ended June 30, 2016. Our operating revenues during the six months ended June 30, 2014 were $0 compared to $6,065 during the six months ended June 30, 2013.

We recognize revenue when delivery has occurred, the sales price is fixed and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. We record revenues, net of sales discounts.

Cost of Sales

Our costs of sales were $0 for the quarters ended June 30, 2014 and June 30, 2013. Our cost of sales for the six months ended June 30, 2014 was $0, compared to $1,445 for the six months ended June 30, 2013. Cost of sales includes finished goods, assembly services, and cost to deliver our product. Cost of sales has remained consistent with the previous year comparable period. As we are able to increase our revenues, we expect our cost variables to decrease due to volume discounts.

Gross Profit

Our gross profit was $0 for the quarters ended June 30, 2014 and June 30, 2013. During the six months ended June 30, 2014 our gross profit was $0, compared to a gross profit for the six months ended June 30, 2013 of $4,620. Cost of our initial inventory assembly was high due to modifications in assembly techniques and testing, higher than normal freight costs, and higher raw material costs due to low volume purchasing. Freight costs were higher as a result of oversea assembly and a single port of entry. These costs will decrease as we assemble and distribute from strategically located warehouse facilities. We expect gross profits to normalize at 38% in the near-term and 40% in the long-term. Gross profit, as a percentage of sales, will also increase as we have a higher weighting of sales through direct distribution to our end customer.

Expenses

During the quarter ended June 30, 2014 we incurred $1,477,232 in operating expenses, compared to $2,849,091 for the quarter ended June 30, 2013. The decrease in operating expenses for the three months ended June 30, 2014 compared to the same period in 2013 was attributable primarily to a decrease in the value of stock based officer compensation, as well as a decrease in cash officer compensation.

Cash salaries and wages were $62,500 for the quarter ended June 30, 2014, compared to $12,000 for the quarter ended June 30, 2013. Professional fees were $78,819 for the quarter ended June 30, 2014, compared to $25,019 for the quarter ended June 30, 2013. We incurred $68,050 consulting fees for the quarter ended June 30, 2014, compared to consulting fees of $71,000 for the quarter ended June 30, 2013.

During the quarter ended June 30, 2014, we incurred $3,160 in travel and entertainment expenses, compared to $3,445 in travel and entertainment expenses during the quarter ended June 30, 2013. This expense is expected to increase during the remainder of the year as we continue our product marketing and business development strategies.

During the quarter ended June 30, 2014, we incurred $2,631 in promotional and marketing expense, compared to $0 in promotions and marketing during the quarter ended June 30, 2013. These costs include demonstration products, advertising, shipping samples to retailers and distributors, and promotion allowances for distributors and tradeshows which includes booth costs, and various other tradeshow costs. We expect this expense to increase over the remainder of the year.

During the quarter ended June 30, 2014, we incurred $2,610 in depreciation, compared to $2,893 for the quarter ended June 30, 2013. General and administrative expenses were $8,954 for the quarter ended June 30, 2014, compared to $2,525 for the quarter ended June 30, 2013. Stock based officer compensation was valued at $1,250,000 for the quarter ended June 30, 2014, compared to $2,729,167 for the quarter ended June 30, 2013. We incurred $0 in rent expense for the quarter ended June 30, 2014 compared to $3,042 for the three months ended June 30, 2013. Finally, we incurred $2,508 in research and development expenses during the quarter ended June 30, 2014, compared to $0 for the quarter ended June 30, 2013.

During the six months ended June 30, 2014, our total operating expenses were $2,871,557, compared $2,882,264 for the six months ended June 30, 2013.

Other Income and Expense

During the quarter ended June 30, 2014, we experienced a loss on the change in the value of a derivative liability in the amount of $270,500, financing costs of $3,240, interest expense of $11,042, interest expense to a related party of $214, amortization of debt discounts in the amount of $1888,047, a gain on settlement of debt in the amount of $1,128, and other income of $1.

As a result of various financing agreements, we have incurred additional costs which are attributable to the terms of each agreement with respect to their variable conversion rights. Until such time the agreements are satisfied in full, we will continue to incur costs related to the valuation of these terms.

Net Loss

During the quarter ended June 30, 2014 we incurred a net loss of $1,949,146. By comparison, we incurred a net loss of $3,253,582 during the quarter ended June 30, 2013. The decrease in net loss of compared to the same period last year is primarily attributable to a decrease in the value of stock based officer compensation issued during the three months ended June 30, 2014 as compared to the same quarter last year.

Our net loss for the six months ended June 30, 2014 was $4,007,520, compared to $3,467,985 for the six months ended June 30, 2013.

Since July 8, 2010, the inception date of Nyxio, through June 30, 2014, we have incurred a net loss of $18,555,132. Our greatest challenges which have prohibited us from executing our business plan are as follows:

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

Liquidity and Capital Resources

As of June 30, 2014, we had cash and equivalents on hand of $15,906, accounts receivable of $223, deposits on inventory of $18,833 and a working capital deficit of $1,390,693. We determined that our cash on hand and working capital were not sufficient to meet our current anticipated cash requirements. As such, we evaluated several options to obtain short term financing, as discussed below. While we hope to see a significant increase in revenue in the second quarter of 2014 as a result on pending product orders, we have continued to rely on funds obtained through the issuance of debt and equity securities throughout 2013. We may enter into further debt and equity agreements to fund operations and inventory requirements if management feels it is required. We anticipate our additional cash requirements to fund cost of goods sold and operations to be roughly $1.7 million dollars, at which point revenues from sales should be sufficient to fund inventory and operational expenses. Our operations to date have been primarily funded through the issuance of debt and equity securities.

Coach Capital LLC

Specifically, on September 30, 2011, we entered into a promissory note with Coach Capital LLC in the amount of $111,000 (the “Coach Note”). The Coach Note is unsecured, bears interest at 10% per annum and is due on demand. The holder of the Coach Note may elect to convert all or part of the indebtedness owing under the Coach Note into our securities at such rate as that being offered to investors at the time of conversion. As of June 30, 2014, the unpaid principal balance and accrued interest under the Coach Note totaled $149,689.

ICG USA, LLC

On February 16, 2012, we entered into a Securities Purchase Agreement with and issued a Convertible Promissory Note in the amount of $200,000, at 6% interest per annum, to ICG USA, LLC (the “ICG Note”). As discussed below, ICG has assigned a total of $182,500 in principal to three other entities.

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

On June 17, 2014, we issued a Convertible Promissory Note to LG Capital in the amount of $20,000. The note accrues interest at 8% per annum and matures June 17, 2015. Further, LG Capital may convert all or any amount of the principal at a rate equal to 50% of the lowest closing bid price for the five prior trading days, including the day of notice.

During the six months ended June 30, 2014, LG Capital elected to convert $65,000 in principal to common stock. As of June 30, 2014, the unpaid principal balance owed to LG was $15,272 net of discount in the amount of $52,603, with accrued interest of $1,458.

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

On April 1, 2014, we issued a new convertible promissory note to Tide Pool in the amount of $42,500. The Note bears interest at a rate of 10% per year, and matures on April 1, 2015. The Note is convertible to our common stock at a price equal to a 45% discount to the average of the lowest three trading prices in the 30 days preceding the conversion date.

During the six months ended June 30, 2014, Tide Pool elected to convert $56,500 in principal into common stock. As of June 30, 2014, the unpaid principal balance owed to Tide Pool was $32,142, net of discount of $74,838, with accrued interest of $3,317.

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

On May 8, 2014, we issued a new convertible promissory note to WHC in the amount of $20,000. The Note bears interest at a rate of 10% per year, and matures on May 8, 2015. The Note is convertible to our common stock at a price equal to a 40% discount to the average of the lowest three trading prices in the 30 days preceding the conversion date.

On June 16, 2014, we issued a new convertible promissory note to WHC in the amount of $20,000. The Note bears interest at a rate of 10% per year, and matures on June 16, 2015. The Note is convertible to our common stock at a price equal to a 40% discount to the average of the lowest three trading prices in the 30 days preceding the conversion date.

During the six months ended June 30, 2014, WHC elected to convert $37,404 in principal into common stock. As of June 30, 2015, the unpaid principal balance owed to WHC was $2,596, net of discount of $30,000, with accrued interest of $572.

JMJ Financial

On May 7, 2012, we entered into a $275,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). Under the Note, we received $50,000 in loan proceeds with JMJ. Additional sums up to a maximum total of $275,000 may be advanced in the sole discretion of JMJ. An additional $5,400 was advanced during April of 2013. The Note included a 10% original issue discount and is due in 1 year. The Note would not bear interest if paid in full within 90 days. Thereafter, a one-time interest charge of 5% was to be applied to the principal sum. The Note was convertible to common stock in whole or in part at conversion price equal to the lesser of $0.06 per share or 65% of the lowest trading price in the 25 trading days prior to the conversion. As of June 30, 2014, this Note has been fully converted to common stock.

Asher Enterprises, Inc.

In addition, we have received debt financing from Asher Enterprises, Inc. under a series of Convertible Promissory Notes. The notes issued to Asher Enterprises, Inc., were as follows:

Amount	Issue date	Due date	Shares issued upon conversion	Conversion date(s)	Principal amount
$63,000	June 6, 2012	March 8, 2013			$63,000
			7,246	12 /17/12	(3,000)
			7,059	12 /31/12	(2,700)
			6,991	01 /14/13	(2,800)
			7,029	01 /16/13	(3,100)
			7,029	01 /18/13	(3,100)
			16,187	03 /01/13	(5,900)
			16,187	03 /08/13	(5,900)
12,800				03 /09/13	12,800
			25,231	03 /15/13	(10,900)
			27,322	04 /25/13	(3,000)
			174,520	05 /20/13	(10,000)
			1,304,348	7 /8/13	(12,000)
			1,304,918	7 /19/13	(13,400)
					$-0-
$37,500	July 10, 2012	April 12, 2013	Variable	n/a	$37,500
18,750				04 /12/13	18,750
			1,229,500	7 /19/13	(15,000)
			1,153,896	7 /31/13	(12,000)
			6,545,455	7 /19/13	(7,200)
			6,545,455	10 /1/13	(7,200)
			8,505,747	10 /7/13	(7,400)
			8,045,977	10 /14/13	(7,000)
			4,367,089	10 /21/13	(450)
					$-0-
$40,000	November, 13, 2012	August 15, 2013	Variable	n/a	$40,000
20,000				8 /24/13	20,000
			4,166,667	10 /21/13	(3,000)
			7,941,176	10 /28/13	(5,400)
			8,545,455	11 /1/13	(4,700)
			8,540,000	11 /6/13	(4,270)
			8,542,857	11 /11/13	(2,990)
			4,571,429	11 /11/13	(1,600)
			16,612,903	11 /22/13	(5,150)
			16,642,857	11 /26/13	(4,660)
			16,551,724	12 /2/13	(4,800)
			16,551,724	12 /5/13	(4,800)
			16,653,846	12 /16/13	(4,330)
			16,625,000	12 /18/13	(3,990)
			16,625,000	12 /23/13	(3,990)
			16,653,846	12 /30/13	(4,330)
			9,702,703	1 /2/14	(1,990)
					$-0-

$37,500	January 31, 2013	November 1, 2013	Variable	n/a	$37,500
18,750				10 /31/13	18,750
			16,486,486	1 /7/14	(6,100)
			16,451,613	1 /13/14	(5,100)
			16,655,172	1 /15/14	(4,830)
			16,538,462	1 /22/14	(4,300)
			16,538,462	1 /28/14	(4,300)
			16,650,000	2 /4/14	(3,330)
			16,650,000	2 /6/14	(3,330)
			16,650,000	2 /10/14	(3,330)
			16,650,000	2 /14/14	(3,330)
			51,290,323	2 /20/14	(15,900)
			12,580,645	2 /24/14	(2,400)
					$-0-
$41,500	April 11, 2013	January 16, 2014	Variable	n/a	$41,500
			54,032,258	2 /24/14	(16,750)
				80,030,303	(24,750)
					$-0-
$22,500	June 27, 2013	March 31, 2014	Variable	n/a	$22,500
				80,689,655	(22,500)
					-0-
$15,750	August 20, 2013	May 20, 2014	Variable	n/a	$15,750
				81,900,000	(15,750)
					-0-
$10,000	September, 20, 2013	June 20, 2014	Variable	n/a	$10,000
				74,285,714	(10,000)
					-0-
$2,500	October 25, 2013	July 18, 2014	Variable	n/a	$2,500
				18,571,429	(2,500)
					-0-
$22,500	November 11, 2013	August 13, 2014	Variable	n/a	$22,500
				175,000,000	(21,000)
				26,666,667	(1,500)
					-0-

Amount	Issue date	Due date	Shares issued upon conversion	Conversion date(s)	Principal amount
$63,000	June 6, 2012	March 8, 2013			$63,000
			7,246	12 /17/12	(3,000)
			7,059	12 /31/12	(2,700)
			6,991	01 /14/13	(2,800)
			7,029	01 /16/13	(3,100)
			7,029	01 /18/13	(3,100)
			16,187	03 /01/13	(5,900)
			16,187	03 /08/13	(5,900)
12,800				03 /09/13	12,800
			25,231	03 /15/13	(10,900)
			27,322	04 /25/13	(3,000)
			174,520	05 /20/13	(10,000)
			1,304,348	7 /8/13	(12,000)
			1,304,918	7 /19/13	(13,400)
					$-0-
$37,500	July 10, 2012	April 12, 2013	Variable	n/a	$37,500
18,750				04 /12/13	18,750
			1,229,500	7 /19/13	(15,000)
			1,153,896	7 /31/13	(12,000)
			6,545,455	7 /19/13	(7,200)
			6,545,455	10 /1/13	(7,200)
			8,505,747	10 /7/13	(7,400)
			8,045,977	10 /14/13	(7,000)
			4,367,089	10 /21/13	(450)
					$-0-
$40,000	November, 13, 2012	August 15, 2013	Variable	n/a	$40,000
20,000				8 /24/13	20,000
			4,166,667	10 /21/13	(3,000)
			7,941,176	10 /28/13	(5,400)
			8,545,455	11 /1/13	(4,700)
			8,540,000	11 /6/13	(4,270)
			8,542,857	11 /11/13	(2,990)
			4,571,429	11 /11/13	(1,600)
			16,612,903	11 /22/13	(5,150)
			16,642,857	11 /26/13	(4,660)
			16,551,724	12 /2/13	(4,800)
			16,551,724	12 /5/13	(4,800)
			16,653,846	12 /16/13	(4,330)
			16,625,000	12 /18/13	(3,990)
			16,625,000	12 /23/13	(3,990)
			16,653,846	12 /30/13	(4,330)
			9,702,703	1 /2/14	(1,990)
					$-0-

$37,500	January 31, 2013	November 1, 2013	Variable	n/a	$37,500
18,750				10 /31/13	18,750
			16,486,486	1 /7/14	(6,100)
			16,451,613	1 /13/14	(5,100)
			16,655,172	1 /15/14	(4,830)
			16,538,462	1 /22/14	(4,300)
			16,538,462	1 /28/14	(4,300)
			16,650,000	2 /4/14	(3,330)
			16,650,000	2 /6/14	(3,330)
			16,650,000	2 /10/14	(3,330)
			16,650,000	2 /14/14	(3,330)
			51,290,323	2 /20/14	(15,900)
			12,580,645	2 /24/14	(2,400)
					$-0-
$41,500	April 11, 2013	January 16, 2014	Variable	n/a	$41,500
			54,032,258	2 /24/14	(16,750)
				80,030,303	(24,750)
					$-0-
$22,500	June 27, 2013	March 31, 2014	Variable	n/a	$22,500
				80,689,655	(22,500)
					-0-
$15,750	August 20, 2013	May 20, 2014	Variable	n/a	$15,750
				81,900,000	(15,750)
					-0-
$10,000	September, 20, 2013	June 20, 2014	Variable	n/a	$10,000
				74,285,714	(10,000)
					-0-
$2,500	October 25, 2013	July 18, 2014	Variable	n/a	$2,500
				18,571,429	(2,500)
					-0-
$22,500	November 11, 2013	August 13, 2014	Variable	n/a	$22,500
				175,000,000	(21,000)
				26,666,667	(1,500)
					-0-

All Notes issued to Asher Enterprises, Inc. bore interest at a rate of 8% per year and are convertible at a conversion price equal to 55% of the Market Price of our common stock on the conversion date.  For purposes of the Notes, “Market Price” was defined as the average of the 3 lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion date.  The number of shares issuable upon conversion of the Notes is limited so that the holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days-notice.

As of June 30, 2014, all notes issued to Asher have been converted in full.

Continental Equities, LLC

On September 20, 2012, we received additional financing under a Convertible Promissory Note issued to Continental Equities, LLC (“Continental”) in the amount of $35,000. The note bears interest at a rate of 8% per annum, is unsecured and matures on May 15, 2013. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 42.5% discount to the lowest three average thirty day trading prices prior to the conversion date. In addition, we entered into a Registration Rights Agreement with Continental under which, upon demand of Continental, we must register resale of the common shares issuable upon conversion of the Note on Form S-1. In addition, Continental has “piggy-back” registration rights, which require us to include the re-sale of shares issuable upon conversion of the Note in any registration statement we may file, except for registrations on Forms S-4 or S-8. On May 20, 2013, we issued an additional Convertible Promissory Note to Continental in the amount of $13,000, bearing the same terms. During December of 2013, Tide Pool Ventures Corporation (“Tide Pool”) purchased the remaining balance of the notes. As of June 30, 2014, the Notes have been fully converted to common stock.

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

As of June 30, 2014, the unpaid principal balance together with accrued interest totaled $104,782. We are still negotiating additional terms as it relates to this note.

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

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Giorgio Johnson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2014.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On February of 2013, we were sued in the Multnomah County Circuit Court of the State of Oregon by four former consultants, Joe Fijak, Steve Wiseman, Richard Walsh, and Robert Calderella (the “Fijak Litigation”). The plaintiffs in the Fijak Litigation allege that we breached consulting agreements with them by failing to pay compensation required by the agreements. The Complaint filed by the Plaintiffs seeks damages in the amount of $501,000, but management does not believe a recovery at or near that amount is likely. We contend that we complied with the terms of the agreements until such time as they were terminated by the Plaintiffs and that the Plaintiffs performed very limited services and, in some cases, no services at all. After being served with the Complaint, we removed the Fijak Litigation to the United States District Court for the District of Oregon, where it remains pending as Wiseman et al v. Nyxio Technologies Corporation et al, Case No. 3:14-cv-00420-PK. Following removal of the action to federal court, we have been engaged in active settlement discussions with the Plaintiffs. On March 25, 2014, the court stayed the proceedings for a period of ninety (90) days in order to allow the parties to continue settlement discussions. At this time, settlement discussions are continuing and we believe this matter will be settled.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item. Risk factors regarding our current business can be found in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Convertible Promissory Note issued to Tide Pool Ventures Corporation, dated April 1, 2014 ($42,500)
10.2	Convertible Promissory Note issued to WHC Capital, LLC, Series Bravo, dated May 8, 2014 ($20,000)
10.3	Convertible Promissory Note issued to WHC Capital, LLC, Series Bravo, dated June 16, 2014 ($20,000)
10.4	Convertible Promissory Note issued to LG Capital Funding, LLC, dated June 17, 2014 ($20,000)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nyxio Technologies Corporation

Date:	August 21, 2014

By: /s/ Giorgio Johnson Giorgio Johnson Title: Chief Executive Officer and Chief Financial Officer

