Form 10-Q
period 2014-09-30
NYXIO TECHNOLOGIES Corp
filed 2014-11-19
CIK 1373761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

800-398-4132
(Registrant’s telephone number)
_________________________________________________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,830,909,232 as of November 18, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013;
F-2	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements (Unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

Nyxio Technologies Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2014	2013
Current assets:
Cash	$3,377	$27,082
Accounts receivable	—	223
Deposits on Inventory	16,004
Total current assets	19,381	27,305
Fixed assets, net of accumulated depreciation of $38,346 and $30,785, respectively	8,234	15,321
Total assets	$27,615	$42,626
Current liabilities
Accounts payable and accrued expenses	$689,631	$567,598
Accrued interest	145,506	131,741
Deferred revenue	19,324	25,000
Notes payable	171,630	171,630
Notes payable - related party	10,458	8,458
Convertible notes payable, net of discounts of $225,946 and $61,842, respectively	128,995	328,361
Warrant liability	49,854
Derivative liability	170,768	505,647
Total current liabilities	1,386,166	1,738,435
Shareholders' (deficit)
Series A preferred stock; $0.01 par value; 1,100 shares authorized; no shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Series B preferred stock; $0.01 par value; 100 shares authorized; shares 100 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	1	1
Common stock; $0.001 par value; 5,000,000,000 shares authorized; 4,188,001,232 and 335,994,983 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	4,188,002	335,995
Common shares sold and unissued, 1,666 at September 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	16,582,887	19,322,140
Common stock payable	50,000	50,000
Deferred compensation	(3,020,833)	(6,770,833)
Other comprehensive (loss)	—	(85,502)
(Deficit) accumulated during the development stage	(19,158,610)	(14,547,612)
Total shareholders' (deficit)	(1,358,551)	(1,695,809)
Total liabilities and shareholders' (deficit)	$27,615	$42,626

Nyxio Technologies Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$5,676	$—	$5,676	$6,065
Cost of goods sold	2,829	—	2,829	1,445
Gross profit (loss)	2,847	—	2,847	4,620
Operating expenses
Consulting services	85,299	318,042	193,142	389,042
Depreciation	2,333	2,637	7,561	8,481
General and administrative	12,127	1,438	26,866	9,392
Professional fees	72,950	81,438	177,465	108,957
Promotional and marketing	11,483	—	14,114	45
Research and development	—	—	—	—
Rent expense	2,825	5,499	7,055	10,153
Salaries and wages	60,504	62,500	187,500	94,987
Officer compensation	1,250,000	1,250,000	3,750,000	3,979,167
Travel and entertainment	11,099	947	16,474	4,541
Impairment	—	—	—	—
Total operating expenses	1,508,620	1,722,501	4,380,177	4,604,765
Net loss from operations	(1,505,773)	(1,722,501)	(4,377,330)	(4,600,145)
Other income (expense)
Amortization of debt discounts	(125,375)	(44,070)	(384,901)	(219,116)
Financing costs	(49,854)	(7,000)	(55,894)	(316,768)
Interest expense	(13,306)	(63,657)	(56,048)	(85,289)
Interest expense - related party	(243)	(439)	(666)	(649)
Other income	1	—	3	—
Gain (loss) on derivatives	906,405	(171,266)	249,377	(254,951)
Gain (loss) on debt settlement	—	—	14,461	—
Total other income (expense)	717,628	(286,432)	(233,668)	(876,773)
Net loss	$(788,145)	$(2,008,933)	$(4,610,998)	$(5,476,918)
Basic and fully diluted loss per common share	$(0.00)	$(0.03)	$(0.00)	$(0.15)
Basic and fully diluted - weighted average common shares outstanding	3,634,702,298	74,770,313	2,034,307,114	35,969,456

Nyxio Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net (loss)	$(4,610,998)	$(3,467,985)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation	7,561	8,481
Shares and options issued for services	3,883,500	4,486,207
Shares issued for financing costs	—	306,770
Amortization of beneficial conversion	384,901	219,116
Penalty interest on default of convertible debt	15,243	51,550
(Gain) loss on derivatives	(249,377)	254,951
Warrants issued for finance charges	49,854
Decrease (increase) in assets:
Accounts receivable	223	—
Deposits on inventory	(16,004)	—
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	241,407	(68,112)
Accrued interest	27,010	44,785
Deferred revenue	(5,676)	—
Net cash used in operating activities	(272,356)	1,835,763
Cash flows from investing activities:
Change in due from related party, net	—	27,177
Purchase of fixed assets	(474)	(300)
Net cash provided by (used in) investing activities	(474)	26,877
Cash flows from financing activities:
Proceeds from notes payable - related party	3,000	—
Payments on notes payable - related party	(1,000)	—
Proceeds from convertible debt	247,125	145,250
Proceeds from the sale of common stock	—	—
Net cash provided by financing activities	249,125	145,250
Net increase (decrease) in cash	(23,705)	2,007,890
Cash, beginning of period	27,082	2,658
Cash, end of period	$3,377	2,010,548
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Nyxio Technologies Corporation

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – Significant Accounting Policies and Procedures

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2014, and the results of its operations and cash flows for the three months and nine months ended September 30, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“the Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to ensure the information presented is not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 21, 2013 filed with the Commission on April 15, 2014.

The accompanying consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The financial statements as of September 30, 2014 and for the nine months then ended include Nyxio Technologies Corporation (“NTC”) and its wholly owned subsidiary, Nyxio Technologies, Inc. (“NTI”). All significant inter-company transactions and balances have been eliminated. NTC and its subsidiary are collectively referred to herein as the “Company”.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of nine months or less to be cash equivalents. At September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of September 30, 2014 and December 31, 2013, respectively, there was no finished goods inventory.

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

Equipment 3-5 years

Furniture 7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of September 30, 2014 or December 31, 2013. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $7,561 and $8,481, respectively.

Revenue recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances. As of September 30, 2014 and 2013, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. At September 30, 2014 and December 31, 2013 the Company had 250,000,000 and 10,090 potential common shares that have been excluded from the computation of diluted net loss per share.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of September 30, 2014 and December 31, 2013 due to their short-term nature.

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. For the nine months ended September 30, 2014 and 2013, the Company determined that none of its long-term assets were impaired.

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

Advertising

The Company expenses advertising costs as incurred. The Company’s advertising expenses were $14,114 and $45 during the nine months ended September 30, 2014 and 2013, respectively.

Research and development

Research and development costs are expensed as incurred. During the nine months ended September 30, 2014 and 2012 research and development costs were $0 and $0, respectively.

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

Financial instruments which potentially subject the Company to concentrations of business risk consist principally of availability of suppliers. As of September 30, 2014, the Company was dependent on approximately two vendors for 85% of product supply.

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

For the nine months ended September 30, 2014 and 2013 the Company recorded share-based compensation of $3,883,500 and $4,486,20, respectively.

Recent accounting pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued a new accounting statement that reduces some of disclosures and reporting requirements for development stage companies. The change will be in effect for the interim and annual reporting periods beginning after December 15, 2014. As of such date, among other things development stage entities will no longer be required to report inception-to-date information. The Company has elected early adoption of this pronouncement and will no longer be reporting inception-to-date information.

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

NOTE 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations and since its inception (July 8, 2010) through September 30, 2014 the Company had accumulated losses of $19,158,610 and a working capital deficit of $1,366,785. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

NOTE 3 - Accounts receivable

Accounts receivable consist of the following:

	September 30,	December 31,
	2014	2013
Trade accounts receivable	$223	$223
Less: Allowance for doubtful accounts	(223)	—
	$—	$223

NOTE 4 - Property and equipment

The following is a summary of property and equipment:

	September 30,	December 31,
	2014	2013
Furniture and fixtures	$11,912	$11,612
Software	11,945	11,945
Computers and equipment	22,723	22,249
Less: accumulated depreciation	(38,346)	(30,785)
	$8,234	$15,321

Depreciation for the nine months ended September 30, 2014 and 2013 was $7,561 and $8,481, respectively.

NOTE 5 - Related party transactions

During the nine months ended September 30, 2014, the president and CEO donated additional services valued at $187,500, of which $66,467 has been recorded as a reduction in the officer;s receivable balance and $121,033 was recorded as accrued wages. The receivable balance as of September 30, 2014 and December 31, 2013 was $0.00 and $0.00, respectively.

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

Note payable to a related party

During the year ended December 31, 2011, the Company’s chief financial officer paid certain liabilities totaling $10,578 on behalf of the Company. In October 2011, the Company issued a promissory note for the value of the payment which bears interest at a rate of 8% per annum and matures on September 30, 2012. On January 12, 2012, this same officer provided an additional $20,000 under the same terms, to the Company for operating expenses. During the nine months ended September 30, 2014, this former officer advanced an additional, $3,000 to the Company. As of September 30, 2014 and December 31, 2013 the note totaled $10,458 and $8,458, respectively.

NOTE 6 - Notes payable

Chamisa Technology, LLC

 On July 8, 2010, the Company’s chief executive officer and majority shareholder contributed a note payable in the amount of $83,627 which originated from his previously dissolved limited liability company. The note balance represented cash advances of $81,595 and previously accrued interest of $2,032. During the period from inception (July 8, 2010) through December 31, 2010, the Company received additional advances of $64,491 and $18,000 during the year ended December 31, 2011. No formal agreement pertaining to the advances had previously been documented, however pursuant to a verbal agreement between the parties, the balance was due on demand and bears interest at a rate of 12% per annum. March 5, 2012, the Company formalized and acknowledged its liability to Chamisa Technology, LLC in the form of a promissory note. The promissory note is unsecured bears interest at a rate of 12% per annum, and matures on August 31, 2012. Pursuant to the new promissory note, the Company is required to make monthly principal and interest payments through maturity. As of September 30, 2014, the note is in default.

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

As of September 30, 2014 and December 31, 2013, the unpaid principal balance together with accrued interest totaled $106,895 and $100,606, respectively. The Company is still negotiating additional terms as it relates to this note.

Coach Capital LLC

On September 30, 2011, the Company issued a promissory note in the amount of $111,000 to Coach Capital, LLC. The note is unsecured, due on demand and bears interest at a rate of 10% per annum. In the event of default, the interest rate will immediately escalate to 30% per annum. As of September 30, 2014 and December 31, 2013, the unpaid principal balance together with accrued interest totaled $153,463 and $142,418, respectively.

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

During the nine months ended September 30, 2014, ICG assigned $182,500 in principal and accrued interest to three other entities. As discussed below, the Company issued new convertible note agreements with those entities.

As of September 30, 2014 accrued interest totaled $28,506.

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

During the nine months ended September 30, 2014, JMJ elected to convert the remaining $16,517 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 39,845,000 shares at conversion rates ranging from of $0.0004 to $0.0005.

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

During the nine months ended September 30, 2014, Asher elected to convert $172,990 in principal and $7,490 in accrued interest. Pursuant to the conversion rate calculation in the Agreements, the Company issued 804,856,857 shares at conversion rates ranging from $0.00009 to $0. Additionally, for the converted notes Asher waived accrued interest totaling $10,372, recorded as a gain on debt settlement for the nine months ended September 30, 2014.

As of September 30, 2014 all balances owed Asher had been converted.

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

During December 2013, Tide Pool Ventures Corporation (“Tide Pool”) purchased the remaining balance of the note.

During the nine months ended September 30, 2014, Tide Pool elected to convert the remaining balance of $21,620. Pursuant to the conversion rate calculation in the Agreement, the Company issued 105,385,200 shares at a conversion rate ranging from $0.0002 to $0.0003. Additionally, Tide Pool waived the prior accrued interest on the note totaling $4,088 recorded as a gain on debt settlement for the nine months ended September 30, 2014.

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

On February 20, 2014, the Company issued a Convertible Promissory Note to Tide Pool in the amount of $22,250. The note bears interest at a rate of 10% per annum, is unsecured and matures on February 20, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to the lowest three average ten day trading prices prior to the conversion date. The Company recorded a discount in the amount of $22,250 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

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

On April 1, 2014, the Company issued a Convertible Promissory Note to Tide Pool in the amount of $42,500. The note bears interest at a rate of 10% per annum, is unsecured and matures on April 1, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to the lowest three average ten day trading prices prior to the conversion date. The Company recorded a discount in the amount of $42,500 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

During the nine months ended September 30, 2014, Tide Pool elected to convert $70,000 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 637,740,740 shares at a conversion rate ranging from 0.0000 to 0.0007. Additionally, Tide Pool sold and assigned the $11,500 note to WHC Capital, LLC and $22,250 note to Beaufort Capital Partners, LLC, along with the related accrued interest of $1,505.73 and 1,158, respectively.

As of September 30, 2014, the unpaid principal balance was $29,917, net of discount in the amount of $30,083. Accrued interest totaled $3,425.

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

On February 7, 2014, the Company issued a Convertible Promissory Note to WHC in the amount of $10,000. The note bears interest at a rate of 10% per annum, is unsecured and matures on February 20, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 40% discount to the lowest three average thirty day trading prices prior to the conversion date. The Company recorded a discount in the amount of $10,000 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

On May 8, 2014, the Company issued a Convertible Promissory Note to WHC in the amount of $20,000. The note bears interest at a rate of 10% per annum, is unsecured and matures on May 8, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 40% discount to the lowest three average thirty day trading prices prior to the conversion date. The Company recorded a discount in the amount of $20,000 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

On June 16, 2014, the Company issued a Convertible Promissory Note to WHC in the amount of $20,000. The note bears interest at a rate of 10% per annum, is unsecured and matures on June 20, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 40% discount to the lowest three average thirty day trading prices prior to the conversion date. The Company recorded a discount in the amount of $20,000 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

On August 5, 2014, the Company issued a Convertible Promissory Note to WHC in the amount of $10,000. The note bears interest at a rate of 12% per annum, is unsecured and matures on August 5, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to the lowest three average thirty day trading prices prior to the conversion date. The Company recorded a discount in the amount of $10,000 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

On August 13, 2014, Tide Pool assigned $11,500 in principal and $1,506 in accrued interest to WHC and the Company issued a new Convertible Promissory Note agreement for the combined principal and interest. The note bears interest at a rate of 12% per annum, is unsecured and matures on August 13, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to the lowest three average thirty day trading prices prior to the conversion date. The Company recorded a discount in the amount of $13,006 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

During the nine months ended September 30, 2014, WHC elected to convert $49,064 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 484,560,767 shares at a conversion rate ranging from 0.0001 to 0.0002.

As of September 30, 2014, the unpaid principal balance was $9,425, net of discount in the amount of $34,517. Accrued interest totaled $1,791.

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

On March 11, 2014, the Company issued a Convertible Promissory Note to LG Capital in the amount of $37,875. The note bears interest at a rate of 8% per annum, is unsecured and matures on March 11, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 50% discount to the lowest closing bid price in the five day trading prices prior to the conversion date. The Company recorded a discount in the amount of $37,875 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

On June 17, 2014, the Company issued a Convertible Promissory Note to LG Capital in the amount of $20,000. The note bears interest at a rate of 8% per annum, is unsecured and matures on June 17, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 50% discount to the lowest closing bid price in the five day trading prices prior to the conversion date. The Company recorded a discount in the amount of $20,000 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

During the nine months ended September 30, 2014, LG Capital elected to convert $75,000 in principal. Pursuant to the conversion rate calculation in the Agreement, the Company issued 685,910,195 shares at a conversion rate ranging from 0.0001 to 0.0003.

As of September 30, 2014, the unpaid principal balance was $26,818, net of discount in the amount of $31,057. Accrued interest totaled $2,381.

Leland Martin Capital Partners, LLC

On August 8, 2014, the Company issued a Convertible Promissory Note to Leland Martin Capital Partners, LLC (“Leland Martin”) in the amount of $15,000. The note bears interest at a rate of 10% per annum, is unsecured and matures on August 8, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to the lowest three average ten day trading prices prior to the conversion date. The Company recorded a discount in the amount of $15,000 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

On August 27, 2014, the Company issued a Convertible Promissory Note to Leland Martin Capital Partners, LLC (“Leland Martin”) in the amount of $14,500. The note bears interest at a rate of 10% per annum, is unsecured and matures on August 27, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to the lowest three average ten day trading prices prior to the conversion date. The Company recorded a discount in the amount of $14,500 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

On September 8, 2014, the Company issued a Convertible Promissory Note to Leland Martin Capital Partners, LLC (“Leland Martin”) in the amount of $5,000. The note bears interest at a rate of 10% per annum, is unsecured and matures on September 8, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to the lowest three average ten day trading prices prior to the conversion date. The Company recorded a discount in the amount of $5,000 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

On September 18, 2014, the Company issued a Convertible Promissory Note to Leland Martin Capital Partners, LLC (“Leland Martin”) in the amount of $5,000. The note bears interest at a rate of 10% per annum, is unsecured and matures on September 18, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to the lowest three average ten day trading prices prior to the conversion date. The Company recorded a discount in the amount of $5,000 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the notes.

As of September 30, 2014, the unpaid principal balance was $3,995, net of discount in the amount of $35,505. Accrued interest totaled $399.

Beaufort Capital Partners LLC

On September 8, 2014, Tide Pool assigned $22,250 in principal and $1,158 in accrued interest to Beaufort Capital Partners LLC (“Beaufort”).

September 4, 2014 the Company issued a Convertible Promissory Note to Beaufort (“Leland Martin”) in the amount of $25,000. The note bears interest at a rate of 12% per annum, is unsecured and matures on March 4,, 2015. The Note is convertible into common stock in whole or in part after the maturity date at a fixed conversion price of $0.0001. The Company recorded a discount in the amount of $25,000 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the notes. Further, the Company may prepay the note at $37,500 at anytime prior to December 4, 2014. In connection with this note, the Company issued warrants to purchase 250,000,000 shares of the Company’s common stock at $0001 per share anytime from March 4, 2015 through September 4, 2019. The Company recorded the fair value of the note as a Warrant liability and financing costs totaling $49,854.

As of September 30, 2014, the unpaid principal balance was $25,841, net of discount in the amount of $21,409. Accrued interest totaled $1,533.

Cane Clark LLP

On July 7, 2014, the Company issued a Convertible Promissory Note to Cane Clark LLP (“Cane Clark”) in the amount of $106,374, for legal fees incurred through June 30, 2014. The note bears interest at a rate of 6% per annum, is unsecured and is payable in full upon the earlier of: (i) thirty days following written demand or, (ii) April, 7 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 35% discount to the lowest three average twenty day trading prices prior to the conversion date. The Company recorded a discount in the amount of $106,374 in connection with the initial valuation of the beneficial conversion feature of the notes to be amortized utilizing the interest method of accretion over the term of the note.

As of September 30, 2014, the unpaid principal balance was $32,999, net of discount in the amount of $73,375. Accrued interest totaled $1,486.

Derivative Liability

As of September 30, 2014, the Company valued and recorded a derivative liability for the variable conversion features of the outstanding notes totaling $170,768 and a gain on these derivatives totaling $249,377.

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

Consulting agreements

As of September 30, 2014 the Company had accrued $247,700 in consulting fees. Active engagements include three consultants at a combined total of $19,700 per month. During the nine months ended September 30, 2014, the Company issued 1,054,080,427 shares of common stock valued at $146,500, of which included $13,000 in accrued fees from the previous year.

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

The net change in the valuation for the nine months ended September 30, 2014 was an increase in valuation of $1,567,739.

The Company has a net operating loss carryover of approximately $19,200,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company had no material unrecognized income tax assets or liabilities as of September 30, 2014. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the nine months ended September 30, 2014 and 2013, there were no income tax, or related interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal or state income tax examination by tax authorities for years beginning at inception of July 8, 2010 through current. The Company is not currently involved in any income tax examinations.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	Level I	Level II	Level III	Fair Value
September 30, 2014
Notes payable	$—	$(182,088)	$—	$(182,088)
Convertible debt, net	—	(128,995)	—	(128,995)
Derivative Liabilities	—	(170,768)	—	(170,768)
	$—	$(481,851)	$—	$(481,851)
December 31, 2013
Notes payable	$—	$(180,088)	$—	$(180,088)
Convertible debt, net	—	(328,361)	(328,361)
Derivative Liabilities	—	(505,647)	—	(505,647)
	$—	$(1,014,096)	$—	$(1,014,096)

NOTE 10 – Shareholders’ equity

Common stock issuances

During the six months ended March 31, 2013, the Company issued a total of 94,676 (post-split) shares of common stock in connection with the conversion of $37,558 in convertible debt.

During the nine months ended September 30, 2013, the Company issued a total of 3,301,842 shares of common stock in connection with the conversion of $21,330 in debt. Additionally, the Company recorded finance costs pursuant to these issuances totaling $243,000.

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

During the nine months ended September 30, 2014, the Company issued a total of 2,800,231,592 shares of common stock in connection with the conversion of $417,249 in debt, including accrued interest of $8,514.

During the nine months ended September 30, 2014, the Company issued a total of 1,054,080,427 shares of common stock valued at $146,500, including accrued expenses of $13,000, in connection with consulting agreements.

NOTE 11 - Subsequent events

During October 2014, Tide Pool elected to convert an additional $12,500 in principal for which the Company issued 300,000,000 shares of common stock.

During October 2014, WHC elected to convert an additional $10,454 in principal for which the Company issued 190,071,091 shares of common stock.

During October 2014, the Company issued an additional convertible note to Clane Clark for legal fees from July 1, 2014 through September 2014 totaling $14,975, with similar terms as noted above.

During October 2014, the Company entered into a Share Exchange Agreement (the “Agreement”) with 212 DB Corp., a private Delaware corporation (“212”). 212 is an electronic entertainment company best known for its Play Gig It and Rock This gaming applications. Under the Agreement, the Company will acquire all of the issued and outstanding capital stock of 212 in exchange for: (i) a direct assumption of $7,126,658.27 in debt owed by 212 to a variety of note holders and other creditors; and (ii) the issuance of convertible preferred stock having a stated value of $10,000,000 to the former stockholders of 212.

In connection with the Agreement, the Company will issue to 212’s former stockholders, on a pro-rata basis, a total of 1,000 shares of Series A Preferred Stock. As specified in the 1st Amended Certificate of Designation, the Series A Preferred Stock has a stated value of $10,000 per share and is convertible at the stated value into shares of the Company’s common stock at price equal to the greater of $0.0001 per share or 90% of the average of the closing bid prices for the Company’s common stock for the five trading days preceding the conversion. The conversion right is limited such that no holder of Series A Preferred Stock, following any conversion, is allowed to hold more than 4.99% of the issued and outstanding common stock. The Series A Preferred Stock is non-voting. Holders of Series A Preferred Stock are entitled to a preference in liquidation, up to the stated value per share, over the holders of the Company’s common stock.

Of the $7,126,658.27 in 212 debt that the Company will assume directly under the Agreement, $6,200,000 consists of convertible debentures (the “212 Debentures”), and $926,658.27 consists of general accounts payable. Under the Agreement, the 212 Debentures shall be amended such that the terms of conversion for such notes shall be substantially the same as the terms for the conversion shares of the Series A Preferred Stock.

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

We are excited to announce that Nyxio continues to strengthen as a company. The last few months have been both intense and exciting for the company. Upgrades of the hardware used in the VioSphere and the significant upgrade in its capabilities, along with the acquisition of 212 Decibel have created significant opportunities for moving the company forward. In this time of accelerated evolution we look forward to sharing some new products, acquisitions and revenue streams. The Company has made significant progress towards the company’s vision.

With the vision of becoming a global entertainment company in a true multimedia environment, Nyxio has learned to quickly evaluate and if appropriate, execute on opportunities. We believe that we can methodically analyze and efficiently evaluate opportunities; which give us the ability to execute quickly. Part and parcel to the evaluation process is judging the impact the decision(s) may have on shareholders and future investors. The short term goals have been financing our continued operations, financing our own purchase orders and adjusting the process by which we produce revenue.

Nyxio has always designed and built innovative products; and has always been ahead of the technology curve. The last few years have seen the company suffer some degree of economic pressure due to a dearth of traditional financing during a continued period of consumer and industry recovery. Once accomplished, “self-evaluation” resulted in the “disruptive evolution” of our business model.

Nyxio Flagship Product

The VioSphere – The first Genius TV

The first fully integrated computer and TV represents the ultimate in convergence. Fitted with a full touch screen on all models from 32” to 65” with “Intel Inside” processor (i3, i5 or i7) represent a fully configured PC (HDD; BR/DVD/RW; 8GB; USB 2.0 AND 3.0; Windows 8.1, BT; WiFi; Ethernet; HD webcam; MORE). A full 1080P HD TV with multiple HDMI ports (including one extended HTMI), multiple audio and video inputs, and much more are standard. Watch the football game and work your fantasy football team on the same screen at the same time.

Given that the VioSphere does not fit to a specific niche, comparisons have to be made to individual markets. Based on our due diligence it can be said with certainty that our main competitors can be found within the following categories:

• Smart TVs

• All In One PCs

• Digital Signage devices

• Electronic Whiteboards (for the education + enterprise sectors)

As developers will further expand within their niches, the VioSphere will claim a stronghold in the Genius market, standing alone - for now. This product is focused on four channels of sales: 1) Consumer; 2) Digital Signage; 3) Education; 4) Office.

Recent Developments – Acquisitions

Recently, the Company was presented with a significant opportunity to take another step towards our “vision”, and Nyxio has finalized its acquisition of 212 DB Corp. (“212 Decibel” or “212dB”). This company has shown their intent to change the landscape of their industry entirely through unique innovations, which is a trait that is fundamental to Nyxio’s vision. 212Db has, in prior years, raised 17 million dollars for its operations and has also attracted the requisite investor base as well as assets that can be used to secure more traditional equity and debt financing.

212 Decibel

212Db is best known for its groundbreaking gaming applications, Play Gig It and Rock This, both launched on Facebook. These applications are blurring the lines that once separated gaming, the music industry, merchandising, and other revenue generating opportunities. With more than 70 artists currently under contract, and more than 400 million likes, followers, etc., the marketing potential is almost unprecedented. The 212Db acquisition brings a huge amount of Intellectual Property (IP) to Nyxio along with equity and the partnership with Artivision.

The 212Db team has spent millions of dollars in securing the licenses from such labels as Sony, Universal Music Group, and Warner as well as major publishers such as Sony/ATV, Universal Publishing, Warner and many more. In addition they signed a very large number of artists to exclusive agreement including the use of their avatar in the games.

Over the past 60 days, Nyxio has been working diligently to prepare and plan product launches in relation to software and applications. The 212Db acquisition has opened up new markets. The Play Gig It and Rock products are currently in desktop form and will be launched in several variations into mobile applications for users to enjoy on their phone or pad devices.

EEI International

To take advantage of the licenses and exclusive agreements acquired with 212Db, Nyxio is launching EEI International. With the catchphrase “Bringing Entertainment to the Masses”, one can’t help but know the goal of Encore Entertainment Industries International. Representing talent ranging from visual to vocal artists and beyond, EEI intends to manage a roster of talented, marketable individuals and groups - opening up a multitude of potential revenue streams. These mediums will be delivered by Nyxio’s flagship product redux, the VioSphere Genius TV.

With the additions of these two arms of Nyxio, we believe the Company can truly place a foothold across a number of intertwining industries.

Modest expansion in the organization of the company has been undertaken to support the acquisition and to support of the evolving Nyxio products. Our manufacturer has completed resolution of the capacity and QC issues we have been working on. Nyxio is now in a position to add not only to our customer base for hardware, but for adding additional products to the portfolio.

The newly patented graphic user interface developed by Nyxio is moving forward through the development process. The addition of a skilled software company was an obvious target for acquisition. When completed, the GUI will enable users to unify their devices, including their televisions, desktop computers, pad devices and mobile phones.

Nyxio branded software products set for 2015 are designed around expanding the Sphere software design of its patented interface. Nyxio has strived to provide forward thinking hardware with advanced software engines to drive core offerings. The acquisition of 212dB will allow us to expand from the product centric base into software as well.

Marketing

Our marketing strategy will focus on targeted markets, including a focused push around Nyxio’s presence on the east coast. With the new VioSphere Genius TV in stock with Adorama, our soon to be released apps Rock This and Play Gig-It, and our new user-interface software, Nyxio is poised to solidify its position in the marketplace. Not only is Adorama currently generating television, print, and radio ads in conjunction with the VioSphere and the NY Giants, they are also running promotional giveaways of the VioSphere itself. In regard to promotions nationwide, our acquisition of 212 has yielded mutually beneficial relationships with many talented music artists, who have been contracted to participate in promotions. With their over 400 million Facebook followers, these artists will join us in national media events that will continue to elevate our identity across the board. Additionally, we will expand our range even more to target key markets for our new Rock This and Play Gig-It apps. Not only will we have press tours for the artists in regard to the apps, we will create and run ads within the apps themselves. The cross-promotional opportunities around these apps are limitless, as they provide a multi-faceted view of Nyxio as a whole, and liason between the varied levels of our technologies, artists, and audiences.

Goals

Nyxio Technologies continues to have six achievable goals:

•	Company Growth
•	Profitability
•	Product Development
•	Fast Innovation
•	Market Penetration
•	Industry Expansion

Results of operations for the three and nine months ended September 30, 2014 and 2013

The discussion that follows is derived from our unaudited interim balance sheets and the unaudited statements of operations and cash flows for the three and nine months ended September 30, 2014 and 2013.

Revenues, net

We generated $5,676 in revenue during the quarter ended September 30, 2014 and no revenue during the quarter ended September 30, 2013. Our operating revenues during the nine months ended September 30, 2014 were $5,676 compared to $6,065 during the nine months ended September 30, 2013.

We recognize revenue when delivery has occurred, the sales price is fixed and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. We record revenues, net of sales discounts.

Cost of Sales

Our costs of sales were $2,829 for the quarter ended September 30, 2014 and $0 for the quarter ended September 30, 2013. Our cost of sales for the nine months ended September 30, 2014 was $2,829, compared to $1,445 for the nine months ended September 30, 2013. Cost of sales includes finished goods, assembly services, and cost to deliver our product. Cost of sales has remained consistent with the previous year comparable period. As we are able to increase our revenues, we expect our cost variables to decrease due to volume discounts.

Gross Profit

Our gross profit was $2,847 for the quarter ended September 30, 2014 and $0 for the quarter ended September 30, 2013. During the nine months ended September 30, 2014 our gross profit was $2,847, compared to a gross profit for the nine months ended September 30, 2013 of $4,620. We expect gross profits to normalize at 38% in the near-term and 40% in the long-term. Gross profit, as a percentage of sales, will also increase as we have a higher weighting of sales through direct distribution to our end customer.

Expenses

During the quarter ended September 30, 2014 we incurred $1,508,620 in operating expenses, compared to $1,722,501 for the quarter ended September 30, 2013. The decrease in operating expenses for the three months ended September 30, 2014 compared to the same period in 2013 was attributable primarily to a decrease in the value of stock based compensation paid to consultants.

Cash salaries and wages were $60,504 for the quarter ended September 30, 2014, compared to $62,500 for the quarter ended September 30, 2013. Professional fees were $72,950 for the quarter ended September 30, 2014, compared to $81,438 for the quarter ended September 30, 2013. We incurred $85,299 consulting fees for the quarter ended September 30, 2014, compared to consulting fees of $318,042 for the quarter ended September 30, 2013.

During the quarter ended September 30, 2014, we incurred $11,099 in travel and entertainment expenses, compared to $947 in travel and entertainment expenses during the quarter ended September 30, 2013. This expense is expected to increase during the remainder of the year as we continue our product marketing and business development strategies.

During the quarter ended September 30, 2014, we incurred $2,631 in promotional and marketing expense, compared to $0 in promotions and marketing during the quarter ended September 30, 2013. These costs include demonstration products, advertising, shipping samples to retailers and distributors, and promotion allowances for distributors and tradeshows which includes booth costs, and various other tradeshow costs. We expect this expense to increase over the remainder of the year.

During the quarter ended September 30, 2014, we incurred $2,333 in depreciation, compared to $2,637 for the quarter ended September 30, 2013. General and administrative expenses were $12,127 for the quarter ended September 30, 2014, compared to $1,438 for the quarter ended September 30, 2013. Stock based officer compensation was valued at $1,250,000 for the quarter ended September 30, 2014 and at $1,250,000 for the quarter ended September 30, 2013. We incurred $2,825 in rent expense for the quarter ended September 30, 2014 compared to $5,499 for the three months ended September 30, 2013. We incurred promotional and marketing expense of $11,483 during the quarter ended September 30, 2014, compared to $0 for the quarter ended September 30, 2013.

During the nine months ended September 30, 2014, our total operating expenses were $4,380,177, compared $4,604,785 for the nine months ended September 30, 2013.

Other Income and Expense

During the quarter ended September 30, 2014, we experienced a gain on the change in the value of a derivative liability in the amount of $906,405, financing costs of $49,854, interest expense of $13,306, interest expense to a related party of $243, amortization of debt discounts in the amount of $125,275, and other income of $1.

As a result of various financing agreements, we have incurred additional costs which are attributable to the terms of each agreement with respect to their variable conversion rights. Until such time the agreements are satisfied in full, we will continue to incur costs related to the valuation of these terms.

Net Loss

During the quarter ended September 30, 2014 we incurred a net loss of $788,145. By comparison, we incurred a net loss of $2,008,933 during the quarter ended September 30, 2013. The decrease in net loss of compared to the same period last year is primarily attributable to a gain on the change in value of derivative liabilities, as well as a decrease in the value of stock based consulting compensation issued during the three months ended September 30, 2014 as compared to the same quarter last year.

Our net loss for the nine months ended September 30, 2014 was $4,610,988, compared to $5,486,918 for the nine months ended September 30, 2013.

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

Liquidity and Capital Resources

As of September 30, 2014, we had cash and equivalents on hand of $3,377, deposits on inventory of $16,004 and a working capital deficit of $1,366,785. We determined that our cash on hand and working capital were not sufficient to meet our current anticipated cash requirements. As such, we evaluated several options to obtain short term financing, as discussed below. While we hope to see a significant increase in revenue in the second quarter of 2014 as a result on pending product orders, we have continued to rely on funds obtained through the issuance of debt and equity securities throughout 2014. We may enter into further debt and equity agreements to fund operations and inventory requirements if management feels it is required. We anticipate our additional cash requirements to fund cost of goods sold and operations to be roughly $1.7 million dollars, at which point revenues from sales should be sufficient to fund inventory and operational expenses. Our operations to date have been primarily funded through the issuance of debt and equity securities.

Coach Capital LLC

Specifically, on September 30, 2011, we entered into a promissory note with Coach Capital LLC in the amount of $111,000 (the “Coach Note”). The Coach Note is unsecured, bears interest at 10% per annum and is due on demand. The holder of the Coach Note may elect to convert all or part of the indebtedness owing under the Coach Note into our securities at such rate as that being offered to investors at the time of conversion. As of September 30, 2014, the unpaid principal balance and accrued interest under the Coach Note totaled $153,463.

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

During the nine months ended September 30, 2014, LG Capital elected to convert $75,000 in principal to common stock. As of September 30, 2014, the unpaid principal balance owed to LG was $26,818 net of discount in the amount of $31,057, with accrued interest of $2,381.

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

During the nine months ended September 30, 2014, Tide Pool elected to convert $70,000 in principal into common stock. As of September 30, 2014, the unpaid principal balance owed to Tide Pool was $29,917, net of discount of $30,083, with accrued interest of $3,245.

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

On August 5, 2014, we issued a new convertible promissory note to WHC in the amount of $10,000. The Note bears interest at a rate of 12% per year, and matures on August 5, 2015. The Note is convertible to our common stock at a price equal to a 45% discount to the average of the lowest three trading prices in the 30 days preceding the conversion date.

On August 13, 2014, Tide Pool assigned $11,500 in principal debt and $1,506 in accrued interest to WHC. We entered into a new replacement Convertible Promissory Note with WHC. This replacement Note bears interest at a rate of 12% per year, and matures on August 13, 2015. The Note is convertible to our common stock at a price equal to a 45% discount to the average of the lowest three trading prices in the 30 days preceding the conversion date.

During the nine months ended September 30, 2014, WHC elected to convert $49,064 in principal into common stock. As of September 30, 2015, the unpaid principal balance owed to WHC was $9,425, net of discount of $34,517, with accrued interest of $1,791.

JMJ Financial

On May 7, 2012, we entered into a $275,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). Under the Note, we received $50,000 in loan proceeds with JMJ. Additional sums up to a maximum total of $275,000 may be advanced in the sole discretion of JMJ. An additional $5,400 was advanced during April of 2013. The Note included a 10% original issue discount and is due in 1 year. The Note would not bear interest if paid in full within 90 days. Thereafter, a one-time interest charge of 5% was to be applied to the principal sum. The Note was convertible to common stock in whole or in part at conversion price equal to the lesser of $0.06 per share or 65% of the lowest trading price in the 25 trading days prior to the conversion. As of September 30, 2014, this Note has been fully converted to common stock.

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

As of September 30, 2014, all notes issued to Asher have been converted in full.

Continental Equities, LLC

On September 20, 2012, we received additional financing under a Convertible Promissory Note issued to Continental Equities, LLC (“Continental”) in the amount of $35,000. The note bears interest at a rate of 8% per annum, is unsecured and matures on May 15, 2013. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 42.5% discount to the lowest three average thirty day trading prices prior to the conversion date. In addition, we entered into a Registration Rights Agreement with Continental under which, upon demand of Continental, we must register resale of the common shares issuable upon conversion of the Note on Form S-1. In addition, Continental has “piggy-back” registration rights, which require us to include the re-sale of shares issuable upon conversion of the Note in any registration statement we may file, except for registrations on Forms S-4 or S-8. On May 20, 2013, we issued an additional Convertible Promissory Note to Continental in the amount of $13,000, bearing the same terms. During December of 2013, Tide Pool Ventures Corporation (“Tide Pool”) purchased the remaining balance of the notes. As of September 30, 2014, the Notes have been fully converted to common stock.

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

As of September 30, 2014, the unpaid principal balance together with accrued interest totaled $106,895. We are still negotiating additional terms as it relates to this note.

Leland Martin Capital Partners, LLC

We have also entered into a series of small Convertible Promissory Notes with Leland Martin Capital Partners, LLC (“Leland Martin”). All Notes issued to Leland Martin bear interest at a rate of 10% per annum and are convertible to our common stock at a conversion price equal to a 45% discount to the lowest three ten day average trading prices prior to the conversion date. The amounts and due dates of the Leland Martin Notes are as follows:

Issue Date	Amount	Due Date
August 8, 2014	$15,000	August 8, 2015
August 27, 2014	$14,500	August 27, 2015
September 8, 2014	$5,000	September 8, 2015
September 18, 2014	$5,000	September 18, 2015

Beaufort Capital Partners, LLC

On September 8, 2014 , Tide Pool assigned $22,250 in principal debt and $1,158 in accrued interest to Beaufort Capital Partners, LLC (”Beaufort”). On October 13, 2014, we entered in to a Securities Exchange and Settlement Agreement with Beaufort regarding this debt. Under this Agreement, Beaufort may exchange the balance due to shares of our common stock at $0.00001 per share.

On September 4, 2014 , we issued a new Original Issue Discount Convertible Promissory Note to Beaufort in the amount of $37,500. The Note has an original issue discount of $12,500, resulting in net proceeds to us of $25,000. The Note bears interest at a rate of 12% per annum, is convertible to common stock at a price of $0.0001 per share, and matures on March 4, 2014. We may prepay the note at $37,500 at any time prior to December 4, 2014. In connection with the Note, we also issued warrants to purchase 250,000,000 shares of common stock at a price of $0.0001 per share at any time from March 4, 2014 through September 4, 2019.

Cane Clark LLP

On July 7, 2014, we issued a Convertible Promissory Note to Cane Clark LLP (“Cane Clark”) in the amount of $106,374, for legal fees incurred through September 30, 2014. The note bears interest at a rate of 6% per annum, is unsecured and is payable in full upon the earlier of: (i) thirty days following written demand or, (ii) April, 7 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 35% discount to the lowest three average twenty day trading prices prior to the conversion date.

On October 1, 2014, we issued an additional Convertible Promissory Note with similar terms in the amount of $14,975, for legal fees incurred from July 1, 2014 through September 30, 2014.

212 DB Liabilities

On October 1, 2014, our Board of Directors approved our entry into a Share Exchange Agreement (the “Agreement”) with 212 DB Corp., a private Delaware corporation (“212”). Under the Agreement, we acquired all of the issued and outstanding capital stock of 212 in exchange for: (i) our direct assumption of $7,126,658.27 in debt owed by 212 to a variety of note holders and other creditors; and (ii) our issuance of convertible preferred stock having a stated value of $10,000,000 to the former stockholders of 212.

In connection with the Agreement, we issued to 212’s former stockholders, on a pro-rata basis, a total of 1,000 shares of Series A Preferred Stock. As specified in the 1st Amended Certificate of Designation, our Series A Preferred Stock has a stated value of $10,000 per share and is convertible at the stated value into shares of our common stock at price equal to the greater of $0.0001 per share or 90% of the average of the closing bid prices for our common stock for the five trading days preceding the conversion. The conversion right is limited such that no holder of Series A Preferred Stock, following any conversion, is allowed to hold more than 4.99% of our issued and outstanding common stock. The Series A Preferred Stock is non-voting. Holders of Series A Preferred Stock are entitled to a preference in liquidation, up to the stated value per share, over the holders of our common stock.

Of the $7,126,658.27 in 212 debt that we assumed directly under the Agreement, $6,200,000 consists of convertible debentures (the “212 Debentures”), and $926,658.27 consists of general accounts payable. Under the Agreement, the 212 Debentures shall be amended such that the terms of conversion for such notes shall be substantially the same as the terms for the conversion shares of our Series A Preferred Stock.

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

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Giorgio Johnson, and our Chief Financial Officer, Mark Gustavson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Convertible Promissory Note issued to WHC Capital, LLC, Series Bravo, dated August 5, 2014 ($10,000)
10.2	Convertible Promissory Note issued to WHC Capital, LLC, Series Bravo, dated August 13, 2014 ($11,500)
10.3	Convertible Promissory Note issued to Leland Martin Capital Partners, LLC, dated August 8, 2014 ($15,000)
10.4	Convertible Promissory Note issued to Leland Martin Capital Partners, LLC, dated August 27, 2014 ($14,500)
10.5	Convertible Promissory Note issued to Leland Martin Capital Partners, LLC, dated September 8, 2014 ($5,000)
10.6	Convertible Promissory Note issued to Leland Martin Capital Partners, LLC, dated September 18, 2014 ($5,000)
10.7	Original Issue Discount Convertible Promissory Note issued to Beaufort Capital Partners, LLC, dated September 4, 2014 ($37,500)
10.8	Warrant issued to Beaufort Capital Partners, LLC (250,000,000 shares)
10.9	Convertible Promissory Note issued to Cane Clark LLP, dated July 7, 2014 ($106,374)
10.10	Convertible Promissory Note issued to Clark Corporate Law Group LLP, dated October 1, 2014 ($14,875)
10.11	Securities Exchange and Settlement Agreement with Beaufort Capital Partners
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nyxio Technologies Corporation

Date:	November 19, 2014

By: /s/ Giorgio Johnson Giorgio Johnson Title: Chief Executive Officer

Nyxio Technologies Corporation

Date:	November 19, 2014

By: /s/ Mark Gustavson Mark Gustavson Title: Chief Financial Officer

