Form 10-Q/A
period 2014-09-30
NYXIO TECHNOLOGIES Corp
filed 2014-11-20
CIK 1373761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of NYXIO TECHNOLOGIES CORPORATION (the “Company”) for the quarter ended September 30, 2014 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on November 19, 2014. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

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

Nyxio Technologies Corporation

Date:	November 20, 2014

By: /s/ Giorgio Johnson Giorgio Johnson Title: Chief Executive Officer

Nyxio Technologies Corporation

Date:	November 20, 2014

By: /s/ Mark Gustavson Mark Gustavson Title: Chief Financial Officer

